Form 10-K405
period 1998-10-31
ARGO TECH GROUP INC
filed 1999-01-29
CIK 1062620

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                         ANNUAL REPORT PURSUANT TO THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 1998         Commission File No. 333-38223

                             ARGO-TECH CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    Delaware
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                      23555 Euclid Avenue, Cleveland, Ohio
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   31-1521125
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                                     44117
                                   (ZIP CODE)

       Registrant's Telephone Number, Including Area Code: (216) 692-6000

        Securities Registered Pursuant to Section 12(b) of The Act: None

        Securities Registered Pursuant to Section 12(g) of The Act: None

     Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [X]

     All of the outstanding capital stock of the registrant is held by AT Holdings Corporation.

     As of January 25, 1999, one share of the Registrant's Common Stock, $.01 par value per share, was outstanding.

                   Documents incorporated by reference: None

                                     PART I

ITEM 1.  BUSINESS.

     We are a leading designer, manufacturer and servicer of high performance fuel flow devices for the aerospace industry. We provide a broad range of products and services to substantially all commercial and domestic military engine and airframe manufacturers, to airlines worldwide and to the U.S. and certain foreign militaries. We are the world's leading supplier of main engine fuel pumps to the commercial aircraft industry and are a leading supplier of airframe products and aerial refueling systems. Since 1991, until the acquisition of J.C. Carter Company, Inc., we were primarily a manufacturer of main engine fuel pumps. In September 1997, we expanded our product lines through the acquisition of the outstanding capital of Carter, a California corporation. Carter's product lines include airframe pumps and accessories, military aerial refueling systems and other fuel system components such as valves and ground fueling components, as well as the production and service of liquid natural gas pumps. We also operate a materials laboratory and a business park in Cleveland, Ohio, where we maintain our headquarters and primary production facilities.

     Main engine fuel pumps are precision mechanical pumps, mounted to the aircraft's engines that maintain the flow of fuel to the engine at a precise rate and pressure. Airframe fuel pumps and airframe accessories are used to transfer fuel to the engine systems and to shift and control fuel between tanks in order to maintain aircraft balance. Aerial refueling systems permit military aerial tankers to refuel fighter, bomber and other military aircraft while in flight. Ground fueling systems transfer fuel from fueling trucks and underground tanks to the underwing fuel receptacle of the aircraft.

PRODUCTS

  Aerospace OEM

     Main Engine Fuel Pumps. All Argo-Tech main engine fuel pumps are designed at our Cleveland facility. These pumps consist of an aluminum body which is cast by certified subcontractors. We then machine the casting, add a variety of gears and other components, and perform rigorous testing at our Cleveland facility.

     We are the sole source supplier of main engine fuel pumps for all CFM56 series engines, one of the most popular series of large commercial aircraft engines used today. The CFM56 series engines power the Airbus A-319, A-320, A-321 and A-340 and the Boeing 737 aircraft. We are also the sole source supplier of main engine fuel pumps for all engines used on the Boeing 777 aircraft.

     In 1992, we expanded our market to include large regional and business jet applications by securing the BR710 engine program, which is used on the high-end Bombardier Canadair Aerospace Global Express and the Gulfstream Aerospace Corp. V aircraft. In 1996, we added to our growing base of regional and business jet applications by winning the GE CF34-8C engine program, which is used on the Canadair RJ700 aircraft.

     Airframe Products. Fuel pumps and other airframe fuel transfer control systems in the airframe are necessary to transfer fuel to the engine systems and to maintain aircraft balance by shifting fuel between tanks. We manufacture boost and transfer fuel pumps and fuel transfer control components, including fuel flow proportioners, fuel system gate assemblies, and a variety of airframe valves, adapters, nozzles and caps. These components are used to manage storage, fueling, transfer and engine feed functions during ground and flight operations. The acquisition of Carter in September 1997 significantly increased our presence in the airframe fuel transfer control systems market.

     Aerial Refueling Systems. We are a major supplier of components for aerial refueling systems, which are produced only for military applications. Aerial refueling components we manufacture, including pumps and couplers, are, or are scheduled to be, installed in the refueling systems of 100% of U.S. designed military aircraft equipped with such capability.

     New Products. We have successfully developed new market opportunities, which include lube oil and scavenge pumps as well as fuel flow dividers. Lube oil and scavenge pumps supply lubrication to aerospace and industrial gas turbine engine components. Fuel flow dividers divide fuel flow into precisely metered portions for more efficient combustion and lower emissions. We secured a contract with Rolls-Royce to supply components on an industrial power generation platform which is currently in production. Due to aggressive marketing and an established record of performance with our engine customers, we have also gained entry into the land-based gas turbine business, securing development and production contracts with GE, Pratt and Whitney, Rolls-Royce and Westinghouse Electric Corp.

     In 1993, we were awarded the development contract for the McDonnell Douglas 480 gallon external fuel tank used on the Navy's F-18 E/F aircraft, and in December 1997, we were awarded the initial production contract.

  Ground Fueling Products

     We manufacture various ground fueling hydrants, couplers and nozzles for commercial and military airports around the world. Ground fueling systems are used to transfer fuel from underground fuel tanks and ground fueling trucks to the underwing fuel receptacle of the aircraft. In addition to nozzles, couplers and hydrants, we also sell pressure control valves and systems. We have also developed the AVR2000 Fuel Delivery Meter, a hardware and software system for customized fuel utilization management, data collection and billing.

     New Products. We recently developed digital pressure control valves. These valves incorporate a microprocessor to enhance fuel flow control and allow for accurate measurement of pressure into fuel tanks. In addition, we have identified three new potential product applications for our ground fueling technology: railroad fuel transfers, fueling of off-road construction and mining equipment and liquified natural gas nozzles and receptacles for use on alternative fuel vehicles.

  Industrial

     We have been widely recognized as a leading designer and supplier of high performance submerged motor pumps for liquefied gas. In 1987, we sold the OEM business for industrial liquid natural gas pumps installed outside North America. As a result, new pump delivery is extremely limited. However, we continue to provide spare parts, testing, and upgrade and repair services.

AFTERMARKET SALES

     Aftermarket sales comprise the largest component of our business. Aftermarket sales consist of spare parts sales and overhaul, retrofit, repair and technical support services to commercial and military customers worldwide. Currently, approximately 38% of our spare parts sales are attributable to overhaul and repair services that we perform, with the remaining sales resulting from spare part purchases by third-party shops and airlines. We overhaul and repair approximately 30% of the Argo-Tech products we manufacture. We also perform overhaul services for products manufactured by third parties.

CUSTOMERS

  Aerospace

     OEM customers for our aerospace products include the world's major aircraft engine manufacturers: Allison Engine, BMW/Rolls-Royce (BRR), GE, Pratt and Whitney (including Pratt and Whitney Canada), Rolls-Royce, SNECMA/GE (CFMI) and Williams International Corp. Customers for our airframe pumps and valves include Airbus, Boeing, Cessna, Gulfstream, Lear Corp., Lockheed Martin, Raytheon and various U.S. government agencies. Orders for military components come through customers such as Lockheed Martin, Boeing and Pratt and Whitney. Our aftermarket customers include all major aircraft and engine repair facilities and all major airlines worldwide. Currently, the total number of airline and third party customers for our spare parts and overhaul services exceeds 200.

     Upsilon International Corporation, in its capacity as distributor of certain of our products to foreign customers, accounted for approximately 17% of our net revenues for the fiscal year ended October 31, 1998. No other customer accounted for more than 10% of our sales during this period.

  Ground Fueling

     Most ground fueling products are sold to customers through independent distributors. Customers in the domestic markets include a variety of airlines, airports and various fixed base operators. In international markets, our ground fueling products are purchased by several oil companies, including several state-run oil companies and airport authorities. In fiscal 1998, approximately 50% of our ground fueling sales were to customers outside the U.S.

  Industrial

     The industrial customer base includes shipping vessels operated by domestic and foreign carriers, liquefied gas ship loading terminal owners, liquefied gas receiving terminals, petrochemical plants and large architectural and engineering companies worldwide.

SALES AND MARKETING

     Engine and airframe OEMs select suppliers of aerospace components primarily on the basis of custom design capabilities, product quality and performance, prompt delivery, price and aftermarket service. We believe that we meet these requirements in a timely, responsive manner which has resulted in an extensive installed base of components and substantial aftermarket sales. We also staff an on-site design engineer with three of our customers to represent our products and to work closely with the customer to develop new components.

     We market and sell our aerospace and ground fueling products and services through a combination of direct marketing, sales personnel, independent manufacturing representatives and U.S. and international distributors. We supply spare parts directly to domestic airlines and third-party overhaul shops. Foreign customers that purchase Argo-Tech products receive their spare parts through Upsilon International, which operates a distribution facility in Torrance, California. Foreign customers receive spare parts for Carter aerospace products directly from our Costa Mesa facility.

SUPPLIERS AND RAW MATERIALS

     We use a certified supplier program that demands a commitment to 100% quality and on-time deliveries. Supplier performance is measured by our comprehensive supplier rating system. Currently, our supplier base includes approximately 600 companies.

     Our largest expenditure for Carter products relates to outsourcing of component machining. We have derived significant savings by taking advantage of advances in machining technologies and by coordinating engineering with our suppliers. Three long term suppliers provide most of the component machining for Carter products.

     Aluminum castings are the highest volume raw material supplied to us for the manufacture of Argo-Tech products. Five certified suppliers provide these castings under long-term arrangements. We also buy quantities of steel bar stock to produce gears and shafts from multiple producers. However, CPM-10V, a powdered metal essential for the manufacture of certain of our main engine fuel pumps, is a proprietary product available only from Crucible Specialty Metals. We do not have a contractual arrangement with Crucible Specialty Metals, but we purchase CPM-10V pursuant to standard purchase orders. Another material has been identified as an alternative to CPM-10V, but that material has not yet been certified by our customers.

MANUFACTURING

     We manufacture a major portion of our Argo-Tech products at our Cleveland facility. This facility houses our senior management and the majority of our aerospace engineering and design staff, sales team, and production and main distribution facilities. This facility is organized around four manufacturing "cells" that operate bearing, gear, housing and shaft productions. By creating cells, the necessary people, machinery, materials and methods are organized into four distinct business teams. Within each manufacturing cell are members from each of the Manufacturing, Quality, Production Control, Statistical Process Control, and Manufacturing Engineering disciplines. Our design engineering staff is also organized into cells which correspond to and complement the manufacturing cells. The manufacturing and engineering cells work together to meet our integrated operating plan and to ensure timely production of our products.

     In contrast to our substantial reliance on internal manufacturing of Argo-Tech products, we outsource most of the machining and pre-assembly production of Carter products to external providers. However, we do maintain internal equipment capacity at our Costa Mesa facility, which enables us to produce small quantity, quick turn components and to reduce setup/breakdown times on smaller jobs. We have lowered the cost of Carter products by outsourcing capital intensive tasks such as casting and machining, while completing final assembly and testing on the premises.

     In addition to our manufacturing facilities, we maintain sophisticated testing facilities at our Cleveland, Ohio, Inglewood, California and Costa Mesa, California locations. These testing facilities allow for simulation of typical conditions and stresses that will be endured by our products during use. Our products are also thoroughly tested for design compliance, performance and durability. To facilitate quality control and product development, we maintain a sophisticated chemistry and metallurgy laboratory at our Cleveland facility. The equipment at this laboratory includes a scanning electron microscope.

     We have obtained and preserved our ISO certifications, which are becoming a prerequisite for selling to customers located in Europe. ISO-9001 certifications are recognized by most of our customers, as well as by the FAA and U.S. government supply organizations, as the most widely accepted replacement for the Military Standards formerly used in the aerospace industry.

ENVIRONMENTAL MATTERS

     Our operations are subject to federal, state and local environmental laws and to regulation by government agencies, including the EPA. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of pollutants and hazardous substances. These authorities govern response actions to hazardous substances which may be or have been released to the environment, and require us to obtain and maintain permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks.

     Although we believe that our operations and facilities are currently in compliance in all material respects with applicable environmental laws, there can be no assurance that future changes in such laws, regulations or interpretations of such laws or the nature of our operations will not require us to make significant additional expenditures to ensure compliance in the future. Currently, we do not believe that we will have to make material capital expenditures for environmental remediation for the 1999 fiscal year.

     Our Cleveland facility is currently the subject of environmental remediation activities. The cost of these activities is the responsibility of TRW under the terms of the purchase agreement by which we acquired TRW's Power Accessories Division in 1986. Remediation has been underway since 1989 and is expected to continue for the foreseeable future. We have not paid for any material portion of the cost of the remediation and do not expect to do so in the future. TRW has funded all necessary remediation costs and we expect that TRW will continue to do so in the future. We estimate that TRW has spent in excess of $10 million for environmental remediation at our Cleveland facility.

     The TRW purchase agreement also requires TRW, for a period of 20 years, to indemnify us for:

     - costs associated with third party environmental claims relating to environmental conditions arising from activities conducted by TRW during its operation of its Power Accessories Division that have not been conducted by us after our purchase of the assets of the division in 1986, and

     - a portion of the costs associated with third party environmental claims arising from activities conducted by TRW and us, the portion of the costs to be paid by each party being determined based on the length of time each party conducted the activity giving rise to the claim.

     To date, there have been no third party environmental claims relating to us or to the Cleveland facility.

     In March 1986, a two thousand gallon spent underground storage tank was removed from our Costa Mesa facility. Petroleum hydrocarbon soil contamination was discovered during the removal of the tank, prompting the Orange County Health Care Agency to require a site assessment. Subsequent site investigations revealed that groundwater underlying the site is impacted by trichloroethene and perchloroethylene. In 1990, the Regional Water Quality Control Board issued a Cleanup and Abatement Order to Carter relating to the investigation and remediation of groundwater contamination. To date, the full extent of the groundwater contamination has not been ascertained. By virtue of our acquisition of Carter, we have assumed responsibility for satisfying the cleanup order. However, we have obtained indemnification from Carter's selling stockholders for, among other things, all costs and expenses related to satisfaction of the order. However, there can be no assurance that such indemnification obligations with respect to the cleanup order will be satisfied. See "Risk Factors--Potential Exposure to Environmental Liabilities."

PATENTS AND TRADEMARKS

     We have a number of patents and trademarks and pending patent applications related to our products. While in the aggregate our patents and trademarks are of material importance to our business, we believe no single patent or trademark or group of patents or trademarks is of material importance to our business as a whole.

GOVERNMENT REGULATIONS

     The commercial aerospace industry is highly regulated by both the FAA in the United States and by the Joint Aviation Authorities in Europe, while the military aerospace industry is governed by military quality (ISO-9000) specifications. We are required to be certified by one or more of these entities, and, in some cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models. We must also satisfy the requirements of our customers, including OEMs and airlines, that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to commercial flight operations. In addition, the FAA requires that various maintenance routines be performed on aircraft components. We currently satisfy or exceed these maintenance standards in our repair and overhaul services. Several of our operating divisions include FAA-approved repair stations.

     Our aviation and metals operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act of 1970 ("OSHA") mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. We believe that our operations are in material compliance with OSHA's health and safety requirements.

COMPETITION

     Competition among aerospace component manufacturers is based on product quality, reliability and on-time delivery. Our primary main engine fuel pump competitors are Sundstrand Corporation, Chandler-Evans Fuel Systems and Lucas Aerospace. Sundstrand Corporation is our closest competitor in the main engine fuel pump market.

     Competitors in our other product lines range in size from divisions of large corporations to small privately held entities, with only one or two components in their entire product line. Our primary airframe pump competitors are GEC Marconi Aerospace, Hydroaire and Intertechnique, S.A.; our primary airframe valve competitors are Parker-Hannifin Corporation, ITT Aerospace Controls and Whittaker Controls, Inc.; our primary ground fueling competitor is Whittaker; and our primary aerial refueling competitor is Parker-Hannifin.

BACKLOG

     We believe that unfilled orders are not necessarily an indicator of future shipment levels of our products. As customers demand shorter lead times and flexibility in delivery schedules, they have also revised their purchasing practices. As a result, notification of firm orders may occur only within thirty to sixty days of delivery. In addition, due to the government funding process, backlog can vary on a period to period basis depending on the stage of completion of the contracts represented by such backlog. Therefore, we believe that the backlog of unfilled orders at fiscal year end cannot be relied upon as a valid indication of our sales or profitability in a subsequent year.

EMPLOYEES

     As of October 31, 1998, we had 773 full-time employees; of which, 467 are salaried and 306 are hourly. Over 36% of the salaried employees have college degrees, with over 10% holding advanced degrees. The 229 hourly employees located at our Cleveland facility are represented by the UAW under a collective bargaining agreement expiring on March 31, 2000 and have an average of over 18 years of experience in the industry.

ITEM 2.  PROPERTIES.

     We own and operate a 150-acre business park in Cleveland, Ohio, which includes 1.8 million square feet of engineering, manufacturing and office space. We occupy approximately 475,000 square feet for our main engine fuel pump business and lease over one million square feet of the facility to third parties. We believe that this facility's machinery, plants and offices are in satisfactory operating condition. We also believe that it has sufficient capacity to meet our foreseeable future needs without significant additional capital expenditures.

     We also own a 9.2 acre facility in Costa Mesa, California, which encompasses 165,000 covered square feet. We manufacture certain of our airframe products and accessories, ground fueling and aerial refueling equipment at this facility. We believe that our Costa Mesa facility has sufficient capacity to permit further growth in our product lines without significant additional capital expenditures.

     Our Inglewood, California leased facility occupies approximately 10,000 square feet and includes available space for expansion. Its primary purpose is to repair and overhaul main engine fuel pumps owned by airline customers. Inglewood's assets include test stands for testing fuel pumps after overhaul and a small machine shop for simple rework of pump components.

ITEM 3.  LEGAL PROCEEDINGS.

     While we are not presently involved in any material legal proceedings, during the ordinary course of business, we are, from time to time, threatened with, or may become a party to, legal actions and other proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.

                                    PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     We are a wholly owned subsidiary of AT Holdings Corporation. We have no equity securities that trade.

ITEM 6.  SELECTED FINANCIAL DATA.

     SELECTED HISTORICAL FINANCIAL AND OTHER DATA OF ARGO-TECH CORPORATION

     The following table sets forth selected historical financial and other data of Argo-Tech for the fiscal years 1994 through 1998, which have been derived from our audited consolidated financial statements for those years. Our fiscal year ends on the last Saturday in October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 31, 1998 is referred to as "fiscal 1998." The fiscal year ended October 31, 1998 consisted of 53 weeks and all other fiscal years presented consisted of 52 weeks. The information presented below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere herein.

                                                              FISCAL YEAR ENDED
                                   -----------------------------------------------------------------------
                                   OCTOBER 31,    OCTOBER 25,    OCTOBER 26,    OCTOBER 28,    OCTOBER 29,
                                      1998           1997           1996           1995           1994
                                   -----------    -----------    -----------    -----------    -----------
                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
     Net revenues................   $174,143       $117,086       $ 96,437       $ 86,671       $ 79,709
                                    --------       --------       --------       --------       --------
     Gross profit................     66,940         46,132         38,555         32,449         25,433
     Operating expenses..........     38,881         19,482         19,277         17,390         14,789
                                    --------       --------       --------       --------       --------
     Income from operations......     28,059         26,650         19,278         15,059         10,644
     Interest expense............     21,030         12,827         10,138         11,924         10,117
     Other, net..................       (268)          (404)          (112)          (588)            75
     Income tax provision........      3,400          4,841          3,608          1,553            279
     Extraordinary loss(a).......         --          1,529             --             --             --
                                    --------       --------       --------       --------       --------
     Net income..................   $  3,897       $  7,857       $  5,644       $  2,170       $    173
                                    ========       ========       ========       ========       ========
BALANCE SHEET DATA
  (AT END OF PERIOD):
     Total assets................   $288,195       $300,960       $167,106       $167,057       $183,826
     Working capital.............     36,917         42,647         25,531         23,098         34,506
     Long-term debt (including
       current maturities).......    227,386        248,862        107,607        118,607        137,607
     Redeemable preferred
       stock.....................         --             --         25,908         25,908         25,908
     Redeemable common stock.....      6,713          4,813          4,067          3,311          2,862
     Redeemable ESOP stock,
       net.......................     32,235         18,906         11,974          5,767            680
     Shareholder's
       equity/(deficiency)(b)....    (36,286)       (27,941)       (28,219)       (25,617)       (20,390)
OTHER DATA:
     Gross margin................      38.4%          39.4%          40.0%          37.4%          31.9%
     Adjusted EBITDA(c)..........   $ 56,940       $ 38,591       $ 29,069       $ 23,901       $ 20,210
     Adjusted EBITDA margin(d)...      32.7%          33.0%          30.1%          27.6%          25.4%
     Net cash flows provided by
       operating activities......   $ 29,771       $ 17,597       $ 15,942       $ 17,846       $ 17,531
     Net cash flows used in
       investing activities......     (5,610)      (110,252)        (3,355)        (2,918)        (1,475)

                                                              FISCAL YEAR ENDED
                                   -----------------------------------------------------------------------
                                   OCTOBER 31,    OCTOBER 25,    OCTOBER 26,    OCTOBER 28,    OCTOBER 29,
                                      1998           1997           1996           1995           1994
                                   -----------    -----------    -----------    -----------    -----------
                                                           (DOLLARS IN THOUSANDS)
     Net cash flows provided by
       (used in) financing
       activities................    (21,994)        88,460        (11,000)       (19,730)        (5,855)
     Depreciation, goodwill,
       identified intangibles and
       deferred financing fee
       amortization..............     15,279         10,960          8,653          8,577         10,177
     Capital expenditures........      5,610          2,690          3,355          2,918          1,475
     Cash interest expense(e)....     20,040         11,940          8,947         10,519          8,666
     Ratio of Adjusted EBITDA to
       cash interest expense.....       2.8x           3.2x           3.2x           2.3x           2.3x
     Ratio of earnings to fixed
       charges(f)................       1.3x           2.1x           1.9x           1.3x           1.0x

---------------

(a) The extraordinary loss, net of federal income tax benefits of $1,019, relates to the write-off of unamortized debt issuance costs of a credit facility that was refinanced on July 18, 1997.

(b) In connection with our Employee Stock Ownership Plan (the "ESOP"), the current value of the outstanding shares of common stock of AT Holdings Corporation is determined annually by an independent appraiser. The current value per share as so determined times the total shares outstanding amounted to $135,757,000, $97,090,000, $79,650,000, $64,842,000 and $53,683,000 as of
    October 31, 1998, October 25, 1997, October 26, 1996, October 28, 1995 and October 29, 1994, respectively.

(c) Adjusted EBITDA represents income from operations plus non-cash charges as follows:

                                                              FISCAL YEAR ENDED
                                   -----------------------------------------------------------------------
                                   OCTOBER 31,    OCTOBER 25,    OCTOBER 26,    OCTOBER 28,    OCTOBER 29,
                                      1998           1997           1996           1995           1994
                                   -----------    -----------    -----------    -----------    -----------
                                                           (DOLLARS IN THOUSANDS)
Income from operations...........   $ 28,059       $ 26,650       $ 19,278       $ 15,059       $ 10,644
Depreciation, goodwill and
  intangible amortization........     14,289          7,525          7,462          7,172          8,726
Compensation expense -- ESOP.....      3,911          2,920          2,329          1,670            840
Write-off of Inventory
  acquisition
  step-up........................     10,681          1,496             --             --             --
                                    --------       --------       --------       --------       --------
Adjusted EBITDA..................   $ 56,940       $ 38,591       $ 29,069       $ 23,901       $ 20,210
                                    ========       ========       ========       ========       ========

---------------

   Our Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. We have included information concerning Adjusted EBITDA because we understand that it is used by certain investors as one measure of a borrower's historical ability to service its debt. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate Adjusted EBITDA in an identical manner, and therefore is not necessarily an accurate means of comparison between companies.

(d) Adjusted EBITDA margin is computed as Adjusted EBITDA as a percentage of net revenues.

(e) Cash interest expense represents interest expense less amortization of deferred financing fees of $990,000, $887,000, $1,191,000, $1,405,000, and
    $1,451,000 in the fiscal years ended October 31, 1998, October 25, 1997, October 26, 1996, October 28, 1995, and October 29, 1994, respectively.

(f) For purposes of determining the ratio of earnings available to cover fixed charges, earnings consist of income before taxes and the extraordinary loss plus fixed charges. Fixed charges consist of interest on indebtedness including amortization of deferred financing fees and fixed loan guarantee fees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     In fiscal 1998, the aerospace business generated approximately 88% of our net revenues. The balance of our net revenues were generated from sales of ground fueling equipment, certain industrial products and revenues from the operation of Heritage Business Park. Approximately 80% of the aerospace revenues were derived from sales to commercial OEMs and commercial aftermarket customers, while military revenues represented approximately 20% of our aerospace revenues.

     In fiscal 1998, sales to commercial OEMs represented approximately 34% of our commercial aerospace revenues. As is customary in the commercial aerospace industry, we incur substantial costs, for which we are generally not reimbursed, to design, test and qualify original equipment for OEMs. Once qualified, OEM products generally are sold at or below cost of production in anticipation of receiving orders for commercial spare parts and overhaul services at significantly higher margins. Over the approximately 25 year life cycle of an aircraft program, commercial spare parts and overhaul services for products we manufacture often generate six or more times the aggregate net revenues of the OEM program.

     In contrast to the practice in the commercial aerospace industry, we are generally reimbursed for the design, test and qualification costs of equipment used on military aircraft. Military original equipment shipments generally are sold at cost plus a reasonable profit. Due to lower aircraft utilization, military aftermarket sales are less significant than commercial aftermarket sales. Aftermarket margins for military products are at a level higher than original equipment shipments.

GENERAL

     The following should be read together with "Selected Historical Financial and Other Data of Argo-Tech Corporation" and our Financial Statements and the related notes included elsewhere in this report. Our fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 31, 1998 is referred to as "fiscal 1998." The fiscal year ended October 31, 1998 consisted of 53 weeks and all other fiscal years presented consisted of 52 weeks.

     Our historical financial results are affected by a variety of factors which impact the aerospace industry, in general, or Argo-Tech, in particular. Significant factors are:

          - the cyclicality of the commercial aerospace industry,

          - the funding of new aerospace product development programs,

          - the formation of our Employee Stock Ownership Plan (the "ESOP") in 1994, and

          - our ownership of Heritage Business Park.

     During the period 1993 to 1995, the aerospace industry experienced a significant downturn in its business cycle. During this period, we initiated a workforce reduction of approximately 30%, including early retirement programs. In addition, we undertook process improvement programs, which are ongoing, such as our certified operator and certified supplier programs. We refer to these programs, together with the workforce reduction as "cost reductions." As the aerospace industry has moved into its recovery phase, the increase in volume coupled with the cost reductions has allowed us to increase our absorption of fixed manufacturing costs. We refer to this increased absorption of fixed costs as "operating leverage".

DEVELOPMENT EXPENSE TRENDS

     In connection with new aerospace product development programs, we incur significant research and development expenditures to design, test and qualify main engine fuel pumps and accessories for engine and airframe OEMs. Prior to 1990, these engine and airframe OEMs reimbursed us for a majority of these research and development expenditures. Since 1990, commercial OEMs have significantly reduced, and in many cases eliminated, the reimbursement of these development programs. This has resulted in an increase in the level of research and development expenditures we fund. Research and development expenditures are expensed as incurred, and such expenses are expected to continue at historical levels.

ESOP

     We established our ESOP in 1994 by purchasing 420,000 shares of common stock of our parent company, AT Holdings Corporation, with the proceeds of a $16.8 million ten-year loan funded through a credit facility which was refinanced on July 18, 1997. The ESOP, which includes approximately 300 of our salaried employees, represents an ownership interest in AT Holdings of approximately 30%. GAAP requires that non-cash ESOP compensation expense and a corresponding increase in stockholders' equity be recorded annually as shares held by the ESOP are allocated to participants and the loan made to the ESOP is repaid. GAAP also requires that this non-cash ESOP compensation expense be added back to net income in the determination of cash flow from operations. The aggregate amount of such non-cash ESOP compensation expense was $3.9 million, $2.9 million and $2.3 million for the fiscal years ended 1998, 1997 and 1996, respectively. We believe that our ESOP has been successful in motivating and compensating our salaried employees on a cost-efficient basis.

BUSINESS PARK

     We own and operate Heritage Business Park, a 150 acre, 1.8 million square foot business park in Cleveland, Ohio. In 1990, we underwent a corporate restructuring and disposed of substantially all of our operations except for our aircraft accessories business and Heritage Business Park. We entered into certain lease and service agreements with the operations located in Heritage Business Park that were disposed of in the restructuring. These service agreements covered support functions, including computerized information services, equipment maintenance, and certain office administrative services. The service agreements ensured that these businesses would have the necessary support functions to operate during a four to seven year transition period until they became self sufficient. The planned elimination of services to these tenants has resulted in a continual reduction of service-related revenues during the transition period. In addition to providing space and services to operations formerly owned by us, we also lease space in Heritage Business Park to other manufacturers. We are working to increase our rental and other income from the business park.

ACQUISITION

     On September 26, 1997 we acquired all of the outstanding shares of Carter, a manufacturer of aircraft fluid control component parts, industrial marine cryogenic pumps, and ground fueling components for $107.6 million, including acquisition costs. The acquisition was funded by the issuance of $140 million in principal amount of our 8 5/8% senior subordinated notes. The results of Carter's operations have been combined with our results of operations since the date of the acquisition. The purchase price of $107.6 million exceeded the net assets of Carter at the date of acquisition by $99.7 million. Of that excess, $60.6 million was assigned to identified intangible assets and the remainder of $39.1 million was considered goodwill that is being amortized on a straight-line basis over 40 years. The acquisition was accounted for using the purchase method of accounting, and accordingly, an allocation of the purchase price has been made using estimated fair market values of the assets acquired and liabilities assumed as of the acquisition date.

EXPORT SALES

     Substantially all of our export sales are all denominated in U.S. dollars. Export sales for fiscal years 1998, 1997 and 1996 were $82.2 million, $59.5 million, and $44.1 million, respectively. Sales to Europe were $29.8 million, $18.8 million and $13.2 million. Export sales to all other regions, individually less than 10%, were $52.4 million, $40.7 million and $30.9 million for fiscal years 1998, 1997 and 1996, respectively.

YEAR 2000

     We have initiated activities to identify actions necessary to become Year 2000 compliant. Where necessary, we have begun to implement these actions to provide uninterrupted, normal operations of critical business systems, including non-information technology systems with embedded technology, before, during, and after the

Year 2000. We are primarily using internal resources to make the required modifications and upgrades. We plan to complete the implementation of all significant applications by mid 1999. We believe this schedule will allow us adequate time to assess and correct any significant issues that may materialize or to develop an appropriate contingency plan, if necessary. Substantially all of the upgrades necessary to achieve Year 2000 compliance are being done in conjunction with normal upgrades and conversions of our systems and are being funded by cash generated from operations and expensed as incurred. Such costs are not expected to have a material adverse effect on us. In addition, we are actively working with our customers and suppliers to assess their compliance efforts, as well as our potential exposure to the failure of such suppliers and customers to become Year 2000 compliant. While we believe that such exposure is minimal, there can be no assurance that the systems of suppliers and customers will be timely converted, or that the failure of such companies to complete the conversion process will not have a material adverse effect on us.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, selected items in our consolidated statements of income as a percentage of net revenues.

                                                     FISCAL YEAR ENDED
                                -----------------------------------------------------------
                                OCTOBER 31, 1998    OCTOBER 25, 1997(A)    OCTOBER 26, 1996
                                ----------------    -------------------    ----------------
Net revenues..................       100.0%                100.0%               100.0%
Gross profit..................        38.4%                 39.4%                40.0%
Operating expenses............        22.3%                 16.6%                20.0%
Income from operations........        16.1%                 22.8%                20.0%
Interest expense..............        12.1%                 11.0%                10.5%
Other, net....................        (0.2)%                (0.3)%               (0.1)%
Income before income taxes....         4.2%                 12.1%                 9.6%
Income tax provision..........         2.0%                  4.1%                 3.7%
Income before extraordinary
  items.......................         2.2%                  8.0%                 5.9%
Extraordinary loss............          --                   1.3%                  --
Net income....................         2.2%                  6.7%                 5.9%

---------------

(a) Includes the results of Carter from September 26, 1997, the date of acquisition, to October 25, 1997.

FISCAL 1998 COMPARED WITH FISCAL 1997

     Net revenues for fiscal 1998 increased $57.0 million, or 48.7%, to $174.1 million from $117.1 million for fiscal 1997. This increase is due to an increase of $42.3 million for aerospace products, including an increase of $30.7 million of Carter aerospace products for a full year, and an increase of $9.2 million and $5.6 million related to Carter ground fueling and industrial marine products, respectively, for a full year, offset by a $0.1 million reduction in Heritage Business Park revenues. Commercial aftermarket revenues increased 16.3%, or $11.3 million, to $80.6 million and commercial OEM revenues increased 40.7%, or $12.2 million, to $42.2 million. These increases are due to the inclusion of a full year of Carter revenue of $6.7 million for commercial aftermarket and $6.4 million for commercial OEM, and the continued increase in both airline traffic and airline capital spending. Total military revenues increased $18.8 million to $29.8 million primarily due to the addition of $17.6 million of Carter military sales for a full year. The decline in Heritage Business Park revenues from the prior fiscal year was due to a reduction of $0.2 million in maintenance and other services offered to tenants offset by an increase of $0.1 million due to a net increase in square footage rental. Approximately 47.2% of fiscal 1998 net revenues were attributable to export sales to foreign customers compared to 50.8% in fiscal 1997. Substantially all such sales were denominated in U.S. dollars.

     Gross profit for fiscal 1998 increased $20.8 million, or 45.1%, to $66.9 million from $46.1 million for fiscal 1997. Gross margin decreased to 38.4% for fiscal 1998 from 39.4% in fiscal 1997 due to amortization related to the step-up of Carter inventory to fair market value, partially offset by favorable Carter sales mix and improved operating performance in our Cleveland facility. Excluding the $10.7 million and $1.5 million charge for fiscal years 1998 and 1997, respectively, for amortization related to the step-up of Carter inventory to fair market value, gross margin would have been 44.6% and 40.6%, respectively.

     Operating expenses for fiscal 1998 increased $19.4 million, or 99.5% to $38.9 million from $19.5 million in fiscal 1997. The increase was primarily attributable to the inclusion of a full year of Carter operating expenses and amortization of intangible assets, $1.5 million for acquisition, initial public offering and other corporate expenses and $0.4 million for the implementation of a stock appreciation rights plan. Operating expenses as a percent of revenues increased to 22.3% for fiscal 1998 from 16.6% in fiscal 1997. Excluding the $5.1 million of Carter amortization of intangible assets, operating expenses as a percent of revenues would have been 19.4%.

     Income from operations for fiscal 1998 increased $1.4 million, or 5.2%, to $28.1 million from $26.7 million for fiscal 1997 and decreased as a percentage of net revenue to 16.1% in fiscal 1998 from 22.8% in fiscal 1997. The increase in income from operations was due to increased Argo-Tech aerospace sales and improved operating efficiency in our Cleveland facility and the inclusion of a full year of Carter operating results offset by the amortization related to the step-up of Carter inventory to fair market value and amortization of Carter intangible assets. Excluding the $10.7 million and $1.5 million charge for fiscal years 1998 and 1997, respectively, for amortization related to the step-up of Carter inventory to fair market value, income from operations would have been 22.3% and 24.1%, respectively.

     Interest expense for fiscal 1998 increased $8.2 million, or 64.1%, to $21.0 million from $12.8 million for fiscal 1997 primarily due to the issuance of our 8 5/8% senior subordinated notes in connection with the acquisition of Carter in September, 1997 and the repurchase of all of our outstanding preferred stock in March, 1997.

     The income tax provision for fiscal 1998 decreased $1.4 million, or 29.2%, to $3.4 million from $4.8 million in fiscal 1997 due primarily to a decrease of $6.9 million in pre-tax income, to $7.3 million for fiscal 1998 from $14.2 million for fiscal 1997. The effective tax rate for fiscal 1998 was 46.6% compared to 34.0% for fiscal 1997. This increase is due to the effect of the non-deductible amortization of intangible assets in proportion to lower pre-tax income in fiscal 1998 as compared to fiscal 1997 offset by a reduction in taxable income subject to state and local taxes.

     Income before extraordinary loss decreased $5.5 million, or 58.5%, to $3.9 million in fiscal 1998 from $9.4 million in fiscal 1997 primarily due to the amortization related to the step-up of Carter inventory to fair market value and other revenue and expense factors discussed above. Excluding the $10.7 million charge for amortization related to the step-up of Carter inventory to fair market value in connection with the acquisition, income before extraordinary loss would have been $10.3 million.

     Net income for fiscal 1998 decreased $3.9 million, or 50.0%, to $3.9 million from $7.8 million for fiscal 1997 primarily due to the amortization related to the step-up of Carter inventory to fair market value and the other revenue and expense factors discussed above partially offset by the non recurrence of a $1.5 million after tax extraordinary loss related to the early extinguishment of debt under our previous bank credit agreement. Excluding the $10.7 million charge for amortization related to the step-up of inventory to fair market value in connection with the acquisition, net income would have been $10.3 million.

FISCAL 1997 COMPARED WITH FISCAL 1996

     Net revenues for fiscal 1997 increased $20.7 million, or 21.5%, to $117.1 million from $96.4 million for fiscal 1996 due to an increase of $22.0 million for aerospace products, including $2.6 million of Carter aerospace products, and an increase of $1.3 million related to Carter ground fueling and industrial marine products offset by a $2.6 million decrease in revenues related to Heritage Business Park. Commercial aftermarket revenues increased 29.8%, or $15.9 million, to $69.3 million and commercial OEM revenues increased 13.6%, or $3.6 million, to $30.0 million due to a continued increase in both airline traffic and airline capital spending. Total military revenues increased $2.5 million to $11.0 million due to an increase of $1.5 million in military OEM revenues and the addition of $1.5 million of Carter military sales offset by a reduction of $0.5 million of aftermarket revenues. The decline in Heritage Business Park revenues from the prior fiscal year was due to a planned reduction in the maintenance and other services offered to tenants and a reduction in the rental rate and square footage requirements of a major tenant's lease. Approximately 50.8% of our fiscal 1997 net revenues were attributable to export sales to foreign customers compared to 45.7% in fiscal 1996. Substantially all such sales were made in U.S. dollars.

     Gross profit for fiscal 1997 increased $7.5 million, or 19.4%, to $46.1 million from $38.6 million for fiscal 1996. Gross margin decreased to 39.4% for fiscal 1997 from 40.0% in fiscal 1996 due to the amortization related to the step-up of Carter inventory to fair market value.

     Operating expenses for fiscal 1997 were $19.5 million, a slight increase from $19.3 million for fiscal 1996. Selling, General and Administrative expenses increased $0.9 million primarily attributable to the addition of expenses related to Carter and general corporate expenses. Research and development decreased by $0.7 million primarily due to an increase in customer reimbursements received on commercial aerospace development programs. Operating expenses decreased as a percentage of net revenues to 16.6% in fiscal 1997 from 20.0% in fiscal 1996. The decrease was primarily the result of our improved operating leverage.

     Income from operations for fiscal 1997 increased $7.5 million, or 39.1%, to $26.7 million from $19.2 million for fiscal 1996 and increased as a percentage of net revenues to 22.8% in fiscal 1997 from 20.0% in fiscal 1996. This increase was due to higher net revenues and our improved operating leverage.

     Interest expense for fiscal 1997 increased $2.7 million, or 26.7%, to $12.8 million from $10.1 million for fiscal 1996 due to the increase in the average amount of indebtedness outstanding related to the redemption of preferred stock and payment of accrued dividends in March 1997 and the acquisition of Carter.

     The income tax provision for fiscal 1997 of $4.8 million represents an effective tax rate of 34.0% compared to 39.0% for fiscal 1996. The decrease in the effective tax rate is primarily due to the impact of lower tax rates on our foreign sales corporation earnings and reduction in taxable income subject to state and local taxes.

     The extraordinary loss for fiscal 1997 of $1.5 million represents the write-off of unamortized debt issuance costs, net of federal income tax benefits, related to a bank credit facility that was refinanced on July 18, 1997. See Note 10 to Consolidated Financial Statements.

     Net income for fiscal 1997 increased $2.2 million, or 39.3%, to $7.8 million, from $5.6 million for fiscal 1996 primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     We are a holding company and receive all of our operating income from our subsidiaries. As a result, our primary source of liquidity for conducting business activities and servicing our indebtedness has been cash flows from our subsidiaries' operating activities.

     In March 1997, we repurchased all of the preferred stock reflected on our financial statements, totaling $25.9 million, along with accrued dividends of $19.3 million, in exchange for $41.1 million of subordinated notes and cash of $4.1 million. Interest on those subordinated notes was payable quarterly at 11.25% and they were to have matured on December 31, 2007. We also had $5.0 million of notes payable, which were to mature on December 31, 2007. These notes payable paid interest quarterly at the prime rate and were subordinate to our senior debt. The subordinated notes and the notes payable, together with the accrued interest of approximately $0.6 million, were repaid with the proceeds of our September 1997 offering of $140.0 million principal amount of 8 5/8% senior subordinated notes due 2007 (the "1997 Senior Subordinated Notes").

     In July 1997, we refinanced our credit facility. The refinanced credit facility consists of a seven-year $100.0 million term loan, a seven-year $20.0 million revolving credit facility and a seven-year $15.0 million delayed draw acquisition loan. In connection with this July refinancing, we recorded an extraordinary charge before tax of $2.5 million, consisting primarily of the write-off of unamortized financing costs.

     In September 1997, we amended our refinanced credit facility to allow for the acquisition of Carter and the issuance of the 1997 Senior Subordinated Notes. As of October 31, 1998, we have $87.2 million principal amount of term loans outstanding under this amended credit facility. We also have available, after $0.3 million of letters of credit, $19.7 million of the seven-year $20.0 million revolving credit facility. The unused balance of the revolving credit facility is subject to a
 .375% commitment fee. Our credit facility contains a number of covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends, prepay subordinate indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. It also requires us to comply with certain financial ratios and tests, under which we will be required to achieve certain financial and operating results. We were in compliance with all financial ratios and tests at October 31, 1998. The credit facility contains no restrictions on the ability of our subsidiaries to make distributions to us. Interest is calculated, at our choice, using an Alternate Base Rate ("ABR") or LIBOR, plus a supplemental percentage determined by the ratio of total debt to EBITDA. The interest rate for fiscal year 1998 ranged from 0.25% to 1.00% plus ABR or 1.25% to 2.00% plus LIBOR.

     In September 1997, concurrently with the acquisition of Carter, we issued $140.0 million aggregate principal amount of the 1997 Senior Subordinated Notes. Proceeds from this offering, together with a portion of the borrowings under our credit facility were used to finance the acquisition of Carter, repay in full $46.1 million in notes payable and subordinated notes, and to pay related fees and expenses. The 1997 Senior Subordinated Notes bear interest at a rate of 8 5/8% per annum, payable semi-annually on each April 1 and October 1. Interest payments commenced on April 1, 1998. The 1997 Senior Subordinated Notes have been jointly, severally, fully and unconditionally guaranteed by all of our wholly owned subsidiaries, with the exception of two inconsequential direct, and two inconsequential indirect, wholly owned subsidiaries. The indenture under which the 1997 Senior Subordinated Notes were issued contains certain optional and mandatory redemption features and other customary financial covenants and restrictions.

     We entered into three interest rate swap agreements with a financial institution which fixed the interest rate on the notional amounts of $20.0 million at 5.80% and $20.0 million at 5.715% through October 1997, and $30.0 million at 6.66% through October 2000. The amounts of the swap agreements for fiscal years 1998, 1997 and 1996 were $30.0 million, $30.0 million and $70.0 million, respectively. When we refinanced our credit facility in July 1997, we also unwound $40.0 million of the swap agreements which were to terminate in October 1997. The remaining $30.0 million swap was transferred to another financial institution in notional amounts of $10.0 million which fixed the rates at 6.775%, 6.775%, and 6.805% through October 2000. On October 1, 1998 we terminated a $10.0 million swap that had a fixed rate of 6.775% and was to terminate on October 27, 2000. We replaced this swap with a $10.0 million swap that has a fixed rate of 6.08% and will terminate on October 31, 2003. The gains/losses were recognized as interest expense and amounted to a $0.4 million loss in fiscal year 1998, a $0.3 million loss in fiscal year 1997 and a $0.4 loss in fiscal year 1996. We have no other derivative financial instruments.

     Cash Flows from Operating Activities. Cash provided by operating activities for fiscal 1998 increased $12.2 million to $29.8 million primarily as a result of improved operating results which included a full year of Carter, a decrease in accounts receivable and an increase in accounts payable and accrued and other liabilities offset by an increase in inventory, net of the amortization of inventory step-up to fair value. Cash provided by operating activities for fiscal 1997 increased $1.7 million to $17.6 million primarily as a result of improved operating results offset by an increase in receivables and a decrease in accounts payable. Cash provided by operations for fiscal 1996 decreased $1.9 million to $15.9 million primarily as a result of a small increase in inventory, partially offset by an increase in operating results.

     Cash Flows from Investing Activities. Net cash used in investing activities for fiscal 1998 was $5.6 million for the purchase of property, plant and equipment. Net cash used in investing activities for fiscal year 1997 was $110.3 million which included the acquisition of Carter for $107.6 million, and capital expenditures of $2.7 million. Expenditures for property, plant and equipment were $5.6 million, $2.7 million and $3.4 million for fiscal years 1998, 1997 and 1996, respectively. These expenditures reflect a normal amount of capital investments necessary to maintain our efficiency and manufacturing capabilities.

     Cash Flows from Financing Activities. Cash used in financing activities for fiscal 1998 was $21.9 million which was primarily used to make scheduled repayments as well as voluntary and mandatory pre-payments of long-term debt. Cash provided by financing for fiscal 1997 was $88.5 million, consisting of net borrowings of

$141.0 million offset by the redemption of preferred stock and payment of accrued interest totaling $45.2 million and payment of $7.3 million in deferred financing fees related to our credit facility and the offering of the 1997 Senior Subordinated Notes. Cash used in financing for fiscal year 1996 was $11.0 million to make scheduled repayments as well as voluntary pre-payments of long-term debt.

     Capital Expenditures. Our capital expenditures for fiscal 1998 totalled $5.6 million, which included over 200 projects. Most of these projects related to maintaining existing facilities and equipment. For fiscal 1999, we estimate that capital expenditures will total $6.2 million, including $1.5 million for Carter. These expenditures will support approximately 200 projects. The majority of these projects will be for continued maintenance of facilities and equipment in support of our current operating activities. Capital expenditures are financed with cash generated from operations. We currently have no material commitments for capital expenditures.

     We believe that cash flow from operations will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations, make planned capital expenditures, and to make scheduled payments on our indebtedness depends on our future operating performance and cash flow. These items are subject to prevailing conditions and to financial, business, and other factors, some of which are beyond our control.

ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. We will adopt this standard during fiscal 1999. We do not believe that this adoption will have a material effect on us.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments such as a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. We will adopt this standard during fiscal 1999. We do not believe that this adoption will have a material effect on us.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement does not change the recognition or measurement of pension or postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. We will adopt this standard during fiscal 1999. We do not believe that this adoption will have a material effect on us.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. We have not yet completed our evaluation of this statement, but we do not anticipate a material impact on our consolidated financial statements from the adoption of this accounting standard.

RISK FACTORS

     From time to time, information we provide, statements by our employees or information included in our filings with the Securities and Exchange Commission (including those portions of the Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and our future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

THE AEROSPACE INDUSTRY IS A HIGHLY REGULATED, HIGHLY COMPETITIVE INDUSTRY.

     The following risk factors describe the risks associated with the aerospace industry generally:

     - The aerospace industry is cyclical

     Substantially all of our gross profit and operating income is derived from sales of products to the aerospace industry. The commercial OEM segment of the aerospace industry has historically been subject to fluctuations due to general economic conditions. A reduction in airline travel will generally result in reduced orders for new commercial aircraft, reduced utilization of commercial aircraft and a corresponding decrease in our sales of new components, related income and cash flow. The commercial airline industry was adversely affected by a severe downturn during the three year period ended December 31, 1993. This downturn resulted in record losses for the commercial airline industry and a decrease in production of commercial engine and airframe assemblies, which caused a corresponding decline in the aerospace industry from 1993 to 1995. Accordingly, our commercial OEM business experienced a similar decline. In addition, our aftermarket sales were negatively affected as airlines delayed purchases of spare parts, preferring to use existing spare parts inventory. We believe that airlines currently maintain little or no spare parts inventory, which should cause future aftermarket sales to remain relatively stable even in an OEM downturn. However, we cannot assure you that airlines will not increase their spare parts inventory in the future. Any such increase in inventories, combined with an economic downturn, could have a material adverse effect on our business and profitability. In addition, the recent economic downturn in Asia, while not currently having a material effect on our business or operations, could, in the future, significantly impact our customers and the aerospace industry generally. We cannot assure you that such an impact would not have a material adverse effect on our business.

     - The aerospace industry is subject to government regulation and oversight

     The aerospace industry is highly regulated in the United States and in other countries. We must be certified or accepted by the Federal Aviation Administration, the U.S. Department of Defense and similar agencies in foreign countries and by individual OEMs in order to sell and service parts and components used in specific aircraft models. If material certifications, authorizations or approvals were revoked or suspended, our operations would be adversely affected. In the future, new and more demanding government regulations may be adopted or industry oversight may be increased, which may have an adverse effect on our profitability.

     - The aerospace industry is highly competitive

     The aerospace industry is a highly competitive global industry which has experienced significant consolidation in recent years. Our competitors include several companies that have significantly greater financial resources than we do.

     - There are a limited number of customers for certain products

     Due to the relatively small number of customers in the aerospace industry, customers are often able to influence prices and other terms of sale for certain of our products. This influence can have a material adverse effect on our profitability, as would the loss of one or more these significant customers.

     - Government Contracts are subject to reductions in defense spending

     Approximately 17.1% of our sales in fiscal 1998 were related to products used in U.S. designed military aircraft. In general, the U.S. defense budget has been declining in recent years, which has resulted in reduced demand for new aircraft and spare parts. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the U.S. and abroad. There can be no assurance that the U.S. defense budget will not continue to decline or that sales of defense related items to foreign governments will continue at present levels. In addition, the terms of defense contracts with the U.S. government generally permit the government to terminate contracts, with or without cause, at any time. Any unexpected termination of a significant government contract could have an adverse effect on our business and profitability.

RISKS ASSOCIATED WITH OUR OPERATIONS.

     - We depend on the skill and experience of our senior executives

     Our success depends upon the efforts, abilities, experience and expertise of our executive officers, including the Chairman, Chief Executive Officer, Michael S. Lipscomb, as well as the other members of our senior management team. The loss of services of those individuals and or other key employees could have a material adverse effect on our company.

     - Our operations depend on maintaining a skilled workforce

     Our operations are highly dependent on an educated and trained workforce. All of our hourly employees at the Cleveland facility are represented by the United Auto Workers union. Because we maintain a relatively small inventory of finished goods, and because the aerospace industry operates on relatively long production lead times, any interruption of the work force due to strikes, work stoppages, shortages of appropriately skilled production and professional workers or other interruption could have a material adverse effect on our business and results of operations.

     - We depend on suppliers for essential materials used in our products

     Our profitability is affected by the price and continuity of supply of raw materials and component parts. Like all other aerospace fuel pump manufacturers, we rely on one supplier for CPM-10V, a powdered metal used in the manufacture of certain pump components. If that supply ceased to exist, our ability to operate would be adversely affected. We could also be adversely affected by factors affecting our suppliers, or by increased costs associated with supplied materials or components if we are unable to make corresponding increases in the prices of our products. We maintain a relatively small inventory of raw materials and component parts and could be adversely affected by a reduction of supply from vendors. Although we believe that alternative suppliers, or alternate materials or components, could be identified, the lengthy and expensive FAA and OEM certification process associated with aerospace products could prevent efficient replacement of a material or supplier and could have a material adverse effect on our business and profitability.

     - We depend on our Cleveland facility

     We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to manufacture and deliver products promptly upon receipt of orders and to provide prompt and efficient service to our customers. As a result, any disruption of our day-to-day operations could have a material adverse effect on our business, customer relations and profitability. The Cleveland facility is the primary production, research and marketing facility for Argo-Tech products and also serves as our corporate headquarters. A fire, flood, earthquake or other disaster or condition affecting this facility could disable these functions which are critical to our business. Any such damage to, or other condition interfering with the operation of, this facility would have a material adverse effect on our business, financial position and results of operations.

     - We have potential exposure to environmental liabilities

     Our business operations and facilities are subject to a number of federal, state and local laws and regulations, which govern the discharge of pollutants and hazardous substances into the air and water as well as the handling, storage and disposal of such materials. Under certain environmental laws, as a current or previous owner or operator of real property, we could be held liable for the costs of removal or remediation of hazardous substances found on the property. Environmental laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous substances.

     Our Cleveland and Costa Mesa, California facilities are currently the subject of environmental remediation regarding contamination resulting from the operations of our predecessors. Those predecessors have indemnified us for substantially all costs of remediation at each site. There can be no assurance, however, that those parties will continue to satisfy their indemnification obligations or that we would not be ultimately responsible as owner and/or operator of either or both of these sites for potentially significant remediation costs. Moreover, there can be no assurance that future changes in environmental laws or the nature of our operations will not require us to make significant additional expenditures to ensure future environmental compliance.

     - Potential risk of product liability claims

     While we have never been a defendant in a product liability case involving our aerospace or ground fueling products, our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by us, or the irregularity of metal products we have processed or distributed. We believe that our liability insurance is adequate to protect us from future product liability claims. However, we cannot assure you that if claims were to arise, our insurance coverage will be adequate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in, or disagreements with, accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF ARGO-TECH.

     Directors and Executive Officers. The following table sets forth certain information concerning our directors and executive officers. Directors serve until their successors are elected at each annual meeting. Officers hold office until their successors are elected and qualified. Prakash A. Melwani resigned his position as a director of Argo-Tech in November 1998.

                 NAME                   AGE                     POSITION
                 ----                   ---                     --------
Michael S. Lipscomb...................  52     Chairman, President & CEO, Director
David L. Chrencik.....................  48     Vice President, Operations
Yoichi Fujiki.........................  49     Vice President and Treasurer, Director
Paul R. Keen..........................  49     Vice President, General Counsel & Secretary
Badrik Melikian.......................  45     Chief Operating Officer, Carter
Frances S. St. Clair..................  43     Vice President and CFO
Remi de Chastenet.....................  27     Director
Thomas F. Dougherty...................  55     Director
Prakash A. Melwani....................  39     Director
Robert Y. Nagata......................  53     Director
Karl F. Storrie.......................  61     Director

     MICHAEL S. LIPSCOMB has been Chairman, President & Chief Executive Officer since 1994. Mr. Lipscomb joined TRW's corporate staff in February 1981 and was made Director of Operations for the Power Accessories Division in 1985. Mr. Lipscomb was named Vice President of Operations when Argo-Tech was formed in 1986, becoming President in 1990 and Chairman in 1994. Mr. Lipscomb has also served as a director of Argo-Tech and AT Holdings Corporation since 1990.

     DAVID L. CHRENCIK has been Vice President, Operations since December 1990. Since joining Argo-Tech (TRW) in 1977, Mr. Chrencik has held various manufacturing engineering and operations management positions.

     YOICHI FUJIKI has been Vice President and Treasurer since joining Argo-Tech in 1991. Prior to joining Argo-Tech, he was Senior Vice President and Chief Credit Officer of American Pacific State Bank in Los Angeles. Mr. Fujiki has also served as a director of Argo-Tech since 1991.

     PAUL R. KEEN has been Vice President, General Counsel and Secretary since 1990. Mr. Keen was named Vice President and General Counsel in 1987, and became Secretary in December 1990. Prior to 1987, he spent the majority of his career with TRW as Senior Counsel, Securities and Finance and as primary legal counsel to two operating groups.

     BADRIK MELIKIAN has been Chief Operating Officer of Carter since January 1994. Mr. Melikian joined Carter in 1987 and held management positions in Carter's Ground Fueling Group before becoming the General Manager of the Industrial Marine division when it was formed in 1990.

     FRANCES S. ST. CLAIR has been Vice President and Chief Financial Officer since 1992. Ms. St. Clair joined the Company in 1991 as Controller and was promoted to Vice President and Controller in November 1991. Ms. St. Clair received her C.P.A. certification in 1984.

     REMI DE CHASTENET became a director of Argo-Tech and AT Holdings Corporation in 1997. Mr. de Chastenet currently serves as an Aftermarket Sales Manager at Argo-Tech. Mr. de Chastenet previously worked at Vestar Capital Partners as a Financial Analyst.

     THOMAS F. DOUGHERTY has served as a director of Argo-Tech and AT Holdings Corporation since 1995. Mr. Dougherty is President of the Columbiana Boiler Company, a chemical and materials fabricator, Chairman of Anderson Columbiana Trading Corporation, a wholesaler of storage and transportation tanks for gas and liquids, and President of Dougherty Development Corp., a venture capital investment company. Mr. Dougherty is also a principal in Dougherty Capital Partners, a private equity investment fund.

     PRAKASH A. MELWANI served as a director of Argo-Tech from 1990-1998. Mr. Melwani is a founding partner of Vestar, which organized the Vestar Investment Partnership to acquire Argo-Tech in 1990. Mr. Melwani is also a director of Alvey Systems, Inc., a materials handling system manufacturer.

     ROBERT Y. NAGATA has served as a director of AT Holdings Corporation since 1990, and became a director of Argo-Tech in 1997. Mr. Nagata currently serves as of counsel in the Los Angeles law firm of Lamb & Baute LLP. From 1991-1998, Mr. Nagata was a partner in the law firm of Musick, Peeler & Garrett, also located in Los Angeles.

     KARL F. STORRIE has served as a director of Argo-Tech since 1990. Mr. Storrie is President, CEO and a director of Dura Automotive Systems, Inc., an automotive component manufacturer.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth, for the fiscal years 1998, 1997 and 1996, certain information about the compensation paid to the Chief Executive Officer and each of our other four most highly compensated executive officers (the "Named Executives").

                                                   ANNUAL COMPENSATION
                                           -----------------------------------        ALL OTHER
       NAME AND PRINCIPAL POSITION         FISCAL YEAR     SALARY      BONUS      COMPENSATION(1)(2)
       ---------------------------         -----------    --------    --------    ------------------
Michael S. Lipscomb......................     1998        $300,000    $220,080         $43,488
  Chairman, President and CEO                 1997        $300,000    $168,228         $44,481
                                              1996        $263,680    $120,075         $39,334
David Chrencik...........................     1998        $153,000    $ 70,329         $ 5,434
  Vice President, Operations                  1997        $140,856    $ 57,348         $ 4,959
                                              1996        $126,022    $ 57,037         $ 4,457
Yoichi Fujiki............................     1998        $152,000    $ 67,941         $24,766
  Vice President and Treasurer                1997        $137,640    $ 59,647         $27,264
                                              1996        $131,072    $ 49,654         $22,754
Paul R. Keen.............................     1998        $167,496    $ 76,040         $ 6,746
  Vice President, General Counsel             1997        $155,352    $ 66,691         $ 6,242
     and Secretary                            1996        $146,552    $ 66,737         $ 5,574
Frances S. St. Clair.....................     1998        $153,000    $ 70,329         $ 4,115
  Vice President and CFO                      1997        $140,856    $ 57,348         $ 3,784
                                              1996        $126,022    $ 57,037         $ 3,436

---------------

(1) Other annual compensation did not exceed the lesser of $50,000 or 10% of salary plus bonus of any of the Named Executives in 1996, 1997 or 1998.

(2) The amounts listed consist of the value of life insurance provided by us for the benefit of the Named Executives in excess of the value of life insurance provided by us for the benefit of all other salaried employees. For each of Mr. Lipscomb and Mr. Fujiki, the amounts listed also include $19,000, $22,000 and $18,000 for fiscal years 1998, 1997 and 1996, respectively, paid as directors' fees.

MANAGEMENT RETENTION AGREEMENTS

     Stay Pay and Severance Agreements. We have entered into Stay Pay and Severance Agreements with each of the Named Executives. Our Board of Directors believes that these severance agreements benefit us by securing the continued services of key management personnel and by enabling management to perform their duties and responsibilities without the distracting uncertainty generally associated with a change in control.

     The severance agreements provide that, if a change in control (as defined in the agreements) occurs and the executive remains employed by us on a full-time basis through the effective date of the change in control, the executive will receive a single lump sum "stay payment" equal to 25% of the sum of the highest annual base salary and the highest bonus amount received by the executive in the preceding five years.

     The severance agreements also provide that if an executive's full-time employment is terminated without cause (as defined in the agreements), either before or after a change in control has occurred, or upon a voluntarily termination of employment by an executive upon the reduction of his or her base salary by 5% or more, if the reduction is not a result of a company policy to reduce the salaries of a substantial number of officers or employees, or if the executive ceases to be employed in a position involving substantially the same level of responsibility or duties as performed by the executive on the date the severance agreement was executed (a "Qualifying Voluntary Termination"), the executive will receive a basic severance payment consisting of a single lump sum equal to the sum of the highest annual base salary and the highest bonus amount received by the executive in the preceding five years.

     Additional payments will be made to the executive in the event that a change in control has occurred and the executive's employment is terminated without cause within the six-month period following the effective date of such change in control, or upon a Qualifying Voluntary Termination within that period. The executive will receive additional severance payments equal to the amount he or she would have received had employment continued, at the same intervals and at the same rate of base salary the executive was receiving during the month preceding termination, until the six-month anniversary of the effective date of the change in control. These additional severance payments, if paid, would be in addition to the basic severance payment and the stay payment described above.

     Each executive is entitled to several other benefits contained in the severance agreements, including

     - life, health, medical/hospital, dental, and vision insurance benefits for a period of 12 months in the event that an executive's full-time employment is terminated without cause or upon a Qualifying Voluntary Termination, either before or after a change in control has occurred and

     - gross-up payments to cover any excise tax imposed by Section 4999 of the Internal Revenue Code upon any payment made to the executive under the severance agreements, subject to certain limitations.

     We have agreed to be solely responsible for any and all attorneys' fees and related expenses incurred by the executive in the event that we fail to comply with our obligations under the severance agreements.

     Trust Agreement. In connection with an additional stay pay agreement with Mr. Lipscomb, we entered into a trust agreement, which established an irrevocable grantor trust for the benefit of Mr. Lipscomb as the beneficiary. This agreement provides for payment of $315,600 on January 1, 2007, or earlier, upon Mr. Lipscomb's voluntary or involuntary termination of full-time employment with us, with or without cause (as defined in the agreement).

     The assets to be held by the trust include the original deposit of principal and any other contributions made by us, at our option. These trust assets are to be disposed of by the trustee when certain conditions in Mr. Lipscomb's stay pay agreement occur or when the trustee is directed by two officers of Argo-Tech, other than Mr. Lipscomb to dispose of the assets.

     If the amount disbursed by the trustee is insufficient to fully fund the $315,600 payment specified under Mr. Lipscomb's stay pay agreement, we will be required to pay the balance. However, if the amount disbursed by the trustee exceeds the amount to which Mr. Lipscomb or his qualifying successor is entitled under the stay pay agreement, Mr. Lipscomb or his qualifying successor is entitled to retain such excess. The trust assets and any income earned on those assets remain at all times subject to the claims of our general creditors under state and federal law.

     This agreement also provides for the payment of attorneys' expenses if enforcement of the contract becomes necessary, and contains certain restrictions on certain types of competitive activity by Mr. Lipscomb. The benefits provided by the trust and this stay pay agreement and the Trust Agreement are in addition to the benefits provided under the severance agreements described above and Mr. Lipscomb's employment contract which is described below.

     Employment Agreements. We have entered into employment contracts with Mr. Lipscomb and Mr. Keen. These contracts provide for the payment of severance benefits upon termination of employment without cause (as defined in the contracts). In the event of such a termination, Mr. Lipscomb will receive all salary and bonuses for a period of twelve months from the date of termination, in an amount equal to all salary and bonuses received during the twelve month period immediately preceding termination. Mr. Keen will receive, in the event of such a termination, a single lump sum payment equal to 24 months of his base salary, in an amount calculated from the base salary in effect for the full month immediately preceding the date of termination. Both Mr. Lipscomb and Mr. Keen will receive life, health, medical/hospital, dental and vision insurance benefits for a period of twelve months. Mr. Keen's contract also provides for the payment of attorneys' expenses if enforcement of the contract becomes necessary, and contains restrictions on certain competitive activities by Mr. Keen. The benefits provided by these additional contracts are provided in addition to the benefits provided under the severance agreements, and Mr. Lipscomb's trust agreement.

COMPENSATION PURSUANT TO EMPLOYEE BENEFIT PLANS OF THE COMPANY

  RETIREMENT PLAN

     Salaried Pension Plan. Our Salaried Pension Plan was established effective November 1, 1986. Prior to July 1, 1994, our regular, permanent, salaried employees were eligible to participate in this plan. Participation in the plan was closed to any person who was not a participant on June 30, 1994, and all benefit accruals ceased as of the close of business on June 30, 1994. The benefits of participants in the Salaried Pension Plan who were employees on June 30, 1994, became vested (to the extent otherwise non-vested) as of the close of business on June 30, 1994. Employee contributions were neither required nor permitted. All Salaried Pension Plan assets are presently invested in an annuity contract with Aetna Life Insurance Company as the funding agent.

     The monthly normal retirement benefit under the Salaried Pension Plan is 1.25% of a participant's final average monthly compensation multiplied by the participant's years of benefit service. Compensation earned after June 30, 1994, and service performed after June 30, 1994, are not taken into account in determining a participant's benefit under the Salaried Pension Plan. Final average monthly compensation means the average monthly compensation (computed before withholdings, deductions for taxes or other purposes, and salary reduction amounts under the Argo-Tech Employee Savings Plan) paid or payable to the participant for the five calendar years which produce the highest such average, determined as if the participant's employment terminated on June 30, 1994 (or, if earlier, the date the participant's employment actually terminated or the participant ceased to be within the class of employees eligible to participate in the Salaried Pension Plan). If a participant ceased to be within the class of employees eligible to participate or a participant's employment terminated (or is deemed to have terminated) prior to July 1 of a calendar year, that calendar year is not taken into account for purposes of determining final average monthly compensation. A participant's vested benefit cannot be less than the participant's vested benefit under the Salaried Pension Plan, if any, as of October 31, 1989.

     Under the Internal Revenue Code of 1986, as amended (the "Code"), the maximum annual retirement benefit payable under the Salaried Pension Plan and the maximum amount of annual compensation that can be taken into account in calculating benefits under the Salaried Pension Plan are limited.

     At retirement, based on benefits accrued as of June 30, 1994, the monthly retirement benefits payable to each of the individuals named in the Summary Compensation Table are:

                                                               MONTHLY
                            NAME                               BENEFIT
                            ----                              ---------
Michael S. Lipscomb.........................................  $1,799.32
David L. Chrencik...........................................  $  949.57
Yoichi Fujiki...............................................  $  488.15
Paul R. Keen................................................  $1,188.83
Frances S. St. Clair........................................  $  411.56

     The benefits shown above are in the form of a single life annuity commencing as of the first day of the month after the participant attains age
65. Benefits may commence at any time after age 55 if the participant had at least five years of service when the participant's employment terminated. Actuarial reductions would apply for early commencement and for payment in the form of a joint and survivor annuity.

     The normal form of payment under the Salaried Pension Plan is a single life annuity; however, participants may elect payment of retirement benefits under several joint and survivor forms of payment, subject to the requirement that a married participant receive benefits in the form of a joint and survivor annuity with the spouse as contingent annuitant unless the spouse consents to the participant's election of another form of payment, another contingent annuitant, or both, as applicable.

  SALARIED SAVINGS PLAN

     Our Salaried Savings Plan has been in place since 1987. Our regular, permanent, salaried employees who have completed at least 3 months of service are eligible to participate in the plan. All assets of the plan are held in trust.

     Participants may elect to have "tax-deferred" (401(k) compensation reduction) contributions made to the plan of up to 13% of their eligible compensation. Participants may also elect to have after-tax contributions made to the Plan of up to 10% of their eligible compensation. With respect to periods prior to July 1, 1994, the Salaried Savings Plan provided for employer matching contributions as follows: Basic matching contributions of 25% of each participant's tax-deferred contributions in excess of 3% of compensation and discretionary additional matching contributions of a percentage (within the range of 0% and 125% established for each fiscal year (the "Plan Year")) of each participant's tax-deferred contributions not in excess of 3% of compensation. Employer matching contributions to the plan ceased on July 1, 1994. A participant's benefit under the plan is the balance of the participant's accounts attributable to after-tax contributions and the vested balance of the participant's accounts attributable to employer matching contributions. Tax-deferred contributions and after-tax contributions are always 100% vested. Participants (including former employees) whose accounts attributable to employer matching contributions had not been forfeited prior to November 1, 1994, became, to the extent otherwise non-vested, 100% vested. Benefits are payable in the form of a single lump sum payment.

     Under the Code, the maximum annual contributions that can be made to the Salaried Savings Plan and the maximum amount of annual compensation that can be taken into account in calculating contributions to the Salaried Savings Plan are limited. Contributions for a plan year on behalf of certain highly compensated individuals may also be limited to comply with nondiscrimination requirements under the Code.

     Benefits are generally payable after a participant is separated from service. A participant who is an employee may, however, apply for an in-service distribution of all or a portion of the participant's vested account balance after attainment of age 59 1/2 or in the event of a hardship (as defined in the Salaried Savings Plan). A participant may apply for an in-service distribution of after-tax contributions at any age and for any reason. A participant who is a "party in interest" may apply for a loan of up to 50% of the participant's vested account balance under the Salaried Savings Plan.

  EMPLOYEE STOCK OWNERSHIP PLAN

     With the participation of our salaried employees, we established the Employee Stock Ownership Plan (the "ESOP") in 1994. Key Trust Company of Ohio, N.A., serves as ESOP trustee, and holds in trust all of the ESOP's assets.

     On May 17, 1994, the ESOP trustee purchased 420,000 shares of common stock of AT Holdings Corporation with the proceeds of a $16.8 million loan from us to the ESOP. The term of the loan, unless it is prepaid or accelerated, ends on April 28, 2004. The interest rate for the loan is fixed for the ten year term at 7.16% per year. The purchase price for the Holdings common stock was $40 per share.

     The shares of Holdings' common stock purchased by the ESOP with the proceeds of the loan are held in an ESOP suspense account and released to eligible participants on a pro rata basis as loan principal payments are made. Shares released from the ESOP for the Plan Year are allocated to each eligible participant's ESOP account based on the ratio of each such participant's eligible compensation to the total eligible compensation of all eligible ESOP participants. Forfeitures of the ESOP accounts of non-vested participants are reallocated among eligible participants in the same manner as shares of Holding's common stock released from the suspense account.

     For each of the Plan Years ended October 31, 1996, October 31, 1997 and October 31, 1998, 42,000 shares of Holdings' common stock were released from the suspense account. Based on the loan payment schedule, the number of shares of Holdings' common stock released from the suspense account each future Plan Year during the loan period would be:

                                                                 NUMBER OF
                      PLAN YEAR ENDING                        SHARES RELEASED
                      ----------------                        ---------------
October 31, 1999............................................      42,000
October 31, 2000............................................      42,000
October 31, 2001............................................      42,000
October 31, 2002............................................      42,000
October 31, 2003............................................      42,000
October 31, 2004............................................      21,000

     If we make additional contributions to the ESOP, the ESOP would use the contribution to "prepay" the loan, and shares would be released from the suspense account more rapidly than shown above. If, however, for any reason we do not make contributions to the ESOP to pay the principal on the loan as described above, the shares would not be released from the suspense account as rapidly as shown above.

     We may, for any Plan Year, make additional discretionary contributions for the benefit of ESOP participants. Our contributions may be made in cash, shares of qualifying employer securities, or other property.

     Whether the ESOP will acquire additional shares of Holdings' common stock or other qualifying employer securities in the future depends upon future business conditions. Such purchases, if made, would be funded through additional borrowings by the ESOP or additional contributions from us. The timing, amount and manner of future contributions to the ESOP will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations, and market conditions.

     ESOP participants may elect to receive the shares of qualifying employer securities credited to their accounts after their termination of employment, and in certain instances, after attaining age 55 with 10 or more years of participation in the ESOP. ESOP participants vest in their ESOP accounts 20% per year of service, and service prior to the effective date of the ESOP counts for this purpose. An ESOP participant can require us to purchase qualifying employer securities received from the ESOP at the value the stock then has, as determined for ESOP purposes (a "put option"). Shares of qualifying employer securities distributed from the ESOP are subject to a "right of first refusal" in favor of us or the ESOP at the value the stock then has, as determined for ESOP purposes. The put option and right of first refusal will no longer apply if the qualifying employer securities become tradeable on an established securities market.

     Voting rights on and decisions whether to tender or exchange shares of qualifying employer securities held in the ESOP are "passed through" to ESOP participants. Each participant is entitled to direct the ESOP trustee as to the voting of (1) shares of qualifying employer securities credited to the participant's account; and (2) a proportionate part of the unallocated shares of qualifying employer securities held in the ESOP suspense account and shares of qualifying employer securities allocated to participants' ESOP accounts as to which no direction is received by the ESOP trustee. In the event of a tender or exchange offer for qualifying employer securities held in the ESOP, each participant is entitled to direct the ESOP Trustee whether to tender or exchange shares of qualifying employer securities held in the ESOP in a manner similar to the voting directions described above.

     Because the employers' contributions to the ESOP are not fixed, benefits payable under the ESOP cannot be estimated.

     For the Plan Year ended October 31, 1998, the number of shares of Holdings' common stock allocated under the ESOP to the accounts of the individuals named in the Summary Compensation Table were:

                                                             SHARES ALLOCATED
                                                      ------------------------------
                                                       YEAR ENDED      CUMULATIVE TO
                        NAME                          OCT. 31, 1998    OCT. 31, 1998
                        ----                          -------------    -------------
Michael S. Lipscomb.................................    387.4595        1,852.4062
David L. Chrencik...................................    387.4595        1,812.8276
Yoichi Fujiki.......................................    387.4595        1,834.6145
Paul R. Keen........................................    387.4595        1,852.4062
Frances S. St. Clair................................    387.4595        1,803.4418

     Generally Accepted Accounting Principles require that any third party borrowing by the ESOP be reflected as a liability on our statement of financial condition. Since the ESOP is borrowing from us, the obligation is not treated as an asset of ours, but will be deducted from ESOP Stock outstanding. If the ESOP purchases newly issued shares of Holdings' common stock, total stockholders' equity would neither increase nor decrease, but per share stockholders' equity and per share net earnings would decrease as the newly issued shares of stock are allocated to the ESOP participants.

     The Internal Revenue Service has issued a determination letter that the ESOP is qualified under Section 401(a) of the Code and is an employee stock ownership plan under Section 4975(e)(7) of the Code. Contributions to the ESOP and allocations to the accounts of eligible participants thereunder are subject to applicable limitations imposed under the Code. The ESOP is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the regulations thereunder.

  ESOP EXCESS BENEFIT PLAN

     We maintain the ESOP Excess Benefit Plan, an unfunded plan to provide for cash payments to employees participating in the ESOP in respect of reduction to allocations to their ESOP accounts because of limitations under the Code applicable to tax-qualified plans. Benefits under this plan vest in the same manner as benefits under the ESOP and are payable at the same time or times as benefits under the ESOP are distributable from the ESOP, or in the case of benefits with respect to qualifying employer securities subject to the put option under the ESOP at the time the plan participant exercises (or is deemed to have exercised) a hypothetical "put option" under the plan. All benefits under the plan are payable solely from our general assets.

     We maintain a bookkeeping account for amounts credited to the accounts of plan participants. For the Plan Year ended October 31, 1998, the amounts credited to the accounts of the individuals named in the Summary Compensation Table were:

                                                       EQUIVALENT SHARES ALLOCATED
                                                      ------------------------------
                                                       YEAR ENDED      CUMULATIVE TO
                        NAME                          OCT. 31, 1998    OCT. 31, 1998
                        ----                          -------------    -------------
Michael S. Lipscomb.................................    824.1365        2,829.7155
David L. Chrencik...................................    132.8148          287.0898
Yoichi Fujiki.......................................    124.9220          304.1730
Paul R. Keen........................................    179.8903          568.7443
Frances S. St. Clair................................    132.8148          287.0898

     We amended this plan in December 1998. See "Recent Benefits Restructuring."

  INCENTIVE STOCK OPTION PLANS

     1991 Performance Stock Option Plan. The 1991 Performance Stock Option Plan provides for option agreements on the purchase of Class D non-voting Holdings' common stock, at a price of $10.00 per share, unless and until such stock is offered for sale to the public, in which case the price will be not less than fair market value. The options, which were granted by the Compensation Committee of Holdings upon the recommendation of our compensation committee, expire on November 9, 2001. The options may be exercised only in quarters over four successive years, but shall become exercisable in full in the event that the shares become registered or traded on a national exchange or in the event of a change in control. All of the options under this plan became fully vested in January 1999. See "Recent Benefit Restructuring."

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                                      NUMBER OF
                                                                     SECURITIES
                                                                     UNDERLYING
                                                                    UNEXERCISABLE    VALUE OF UNEXERCISED
                                                                    OPTIONS/SAR'S        IN-THE-MONEY
                                                                      AT FY-END      OPTIONS AT FY-END($)
                                                                    -------------    --------------------
                            SHARES ACQUIRED                         EXERCISABLE/         EXERCISABLE/
          NAME                ON EXERCISE      VALUE REALIZED($)    UNEXERCISABLE       UNEXERCISABLE
          ----              ---------------    -----------------    -------------    --------------------
Michael S. Lipscomb.....           0                   0            9,172/ 498         $826,489/ $44,875
                                   0                   0            1,244/ 2,241         74,777/ 134,707
Paul R. Keen............           0                   0            2,792/ 198          251,587/ 17,842
                                   0                   0              509/ 925           30,596/ 55,602
Yoichi Fujiki...........           0                   0            1,192/ 198          107,411/ 17,842
                                   0                   0              509/ 925           30,596/ 55,602
David L. Chrencik.......           0                   0            2,792/ 198          251,587/ 17,842
                                   0                   0              509/ 925           30,596/ 55,602
Frances S. St. Clair....           0                   0            2,792/ 198          251,587/ 17,842
                                   0                   0              509/ 925           30,596/ 55,602

     1991 Management Incentive Stock Option Plan. The 1991 Management Incentive Stock Option Plan provides for option agreements on the purchase of Class A voting Holdings' common stock, at a price not less than $10.00 per share unless and until the stock is offered for sale to the public, in which case the price will be not less than fair market value. The options, which were granted by the Compensation Committee of Holdings upon the recommendation of our Compensation Committee, expire on November 9, 2001. The options may be exercised only in quarters over four successive years, but shall become exercisable in full in the event that the shares become registered or traded on a national exchange, or in the event of a change in control. All of the options under this plan became fully vested in January 1999. See "Recent Benefit Restructuring."

  STOCK APPRECIATION RIGHTS PLAN

     The 1997 Stock Appreciation Rights Plan provides for grants of up to 34,450 stock appreciation rights ("SARs"). Each SAR entitles the holder to receive, in cash, an amount equal to the increase, if any, in the $40.00 value of one share of Holdings common stock as specified by the Compensation Committee of our Board of Directors to the date of exercise. The SARs expire on January 2, 2005 and may be exercised only in quarters over four successive years, but shall become exercisable in full in the event that the shares become registered or traded on a national exchange or in the event of a change in control. We amended this plan in December 1998. See "Recent Benefits Restructuring."

                         SAR GRANTS IN LAST FISCAL YEAR

                          NUMBER OF    % OF TOTAL                                           POTENTIAL REALIZABLE VALUE AT
                          SECURITIES     OPTIONS                                               ASSUMED ANNUAL RATES OF
                          UNDERLYING   GRANTED TO    EXERCISE                                STOCK PRICE APPRECIATION FOR
                           OPTIONS      EMPLOYEES    OR BASE    MARKET PRICE                       OPTION TERMS($)
                           GRANTED      IN FISCAL     PRICE      ON DATE OF    EXPIRATION   ------------------------------
          NAME               (#)          YEAR        ($/SH)       GRANT          DATE       0%($)      5%($)      10%($)
          ----            ----------   -----------   --------   ------------   ----------   --------   --------   --------
Michael S. Lipscomb.....    1,995         19.3%       $40.00      $100.11       01/02/05    119,919    190,064    279,918
Paul R. Keen............      834          8.1%       $40.00      $100.11       01/02/05     50,132     79,455    117,019
Yoichi Fujiki...........      834          8.1%       $40.00      $100.11       01/02/05     50,132     79,455    117,019
David L. Chrencik.......      834          8.1%       $40.00      $100.11       01/02/05     50,132     79,455    117,019
Frances S. St. Clair....      834          8.1%       $40.00      $100.11       01/02/05     50,132     79,455    117,019

  EXECUTIVE LIFE INSURANCE PLAN

     Our executive life insurance plan permits certain officers and key employees to obtain life insurance benefits in addition to those generally provided to salaried employees. The level of coverage provided to such officers and key employees consists of basic term and whole life insurance coverage equal to 3 times the individual's salary.

  BONUS PLAN

     We have in effect a plan pursuant to which officers and other key management employees may receive cash bonuses paid upon (1) the achievement of specified cash flow goals in the preceding fiscal year and (2) individual performance. The amounts of such bonus awards are approved by our Compensation Committee.

  COMPENSATION OF DIRECTORS

     We pay each Director a quarterly fee of $2,500. Each director also receives $3,000 plus reasonable out-of-pocket expenses for each board meeting attended. Members of the Audit and the Compensation Committees receive $3,000 for attendance at a committee meeting that is not held on the same day as a meeting of the Board of Directors. Fees paid to Mr. Lipscomb and Mr. Fujiki are included in the Summary Compensation table. See "Executive Compensation."

     The members of our Audit Committee are Thomas F. Dougherty, Remi de Chastenet and Karl F. Storrie. The members of our Compensation Committee are Karl F. Storrie and Robert Y. Nagata. Prior to his resignation in December 1998, Mr. Prakash Melwani was a member of our Compensation Committee. The members of the Compensation Committee of AT Holdings Corporation are Michael S. Lipscomb and Robert Y. Nagata.

  RECENT BENEFITS RESTRUCTURING

     On January 4, 1999, Holdings repurchased 639,510 shares of its common stock that were held by its majority stockholder, AT Holdings, LLC. Holdings also issued 30,000 shares of its preferred stock on December 17, 1998. In connection with these transactions, we amended our ESOP Excess Benefit Plan and the

Stock Appreciation Rights Plan. The amendment to the ESOP Excess Benefit Plan allowed for the transfer of approximately 4,500 shares of Holdings common stock in place of cash payments to members of management who have been credited with ESOP excess benefits as of October 31, 1998. The SAR plan provided for grants of up to 34,450 SARs, 17,225 of which were granted in fiscal years 1997 and 1998. The remaining SARs were granted in the first quarter of fiscal 1999. Pursuant to the amendment of the SAR plan, all SARs became fully vested and were then converted into fully vested stock options. In addition, all granted options under the 1991 Performance Stock Option Plan and 1991 Management Incentive Stock Option Plan, to the extent not vested, became fully vested upon completion of Holdings' repurchase of AT Holdings, LLC's common shares.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL STOCKHOLDERS

     We are a wholly owned subsidiary of AT Holdings Corporation, which owns 1 share, or 100% of our outstanding common stock, par value of $.01 per share. The single common share held by Holdings is the only share of our capital stock that is outstanding. The following table sets forth the ownership of the Holdings' common stock as of October 31, 1998 by (1) each person known to us to be the beneficial owner of more than 5% of any class of Holdings' common stock, (2) each of our directors and (3) all of our directors and executive officers as a group. On October 31, 1998, the number of shares of Holdings' common stock outstanding was 1,364,293 shares.

     Shares of Holdings' Class A and Class B Stock are voting shares and are identical in all respects. Shares of Holdings' Class C Stock are non-voting shares which are convertible into shares of Holdings' Class B Stock. Shares of Holdings' Class D Stock are non-voting, and 33,750 shares are currently unissued and reserved for issuance pursuant to the 1991 Performance Stock Option Plan. Seven hundred of the Holdings' Class D Stock options have been exercised.

     On December 17, 1998, the four classes of Holdings' common stock were consolidated into one class of common stock with a par value of $.001 per share. All shares of Holdings common stock are now voting shares.

                                NUMBER OF   NUMBER OF   NUMBER OF   NUMBER OF
                                SHARES OF   SHARES OF   SHARES OF   SHARES OF
                                 CLASS A     CLASS B     CLASS C     CLASS D       PERCENT OF CLASS
           NAME OF               COMMON      COMMON      COMMON      COMMON     -----------------------
       BENEFICIAL OWNER           STOCK       STOCK       STOCK       STOCK      A      B      C     D
       ----------------         ---------   ---------   ---------   ---------   ----   ----   ---   ---
AT Holdings, LLC..............    20,000     614,000(2)  27,560         --       3.1   89.1   100    --
  1890 Highway 50 East
  Suite 4
  Carson City, NV 89701
Key Trust Company of Ohio,
  N.A.(1).....................   414,292          --         --         --      64.0     --    --    --
  127 Public Square
  Cleveland, OH 44114
Sunhorizon International,
  Inc.........................   129,402          --         --         --      20.0     --    --    --
  13221 Ranchwood Road
  Tustin, CA 92680
YC International Inc..........        --      75,000(2)      --         --        --   10.9    --    --
  725 South Figueroa Street
  Suite 3870
  Los Angeles, CA 90117
Chrencik, David...............     5,512          --         --         --        **     --    --    --
de Chastenet, Remi*...........        --          --         --         --        --     --    --    --
Dougherty, Thomas*............     1,654          --         --         --        **     --    --    --
Fujiki, Yoichi*...............     2,000          --         --         --        **     --    --    --
Keen, Paul....................    12,027          --         --         --       1.9     --    --    --
Lipscomb, Michael*............    20,670          --         --         --       3.2     --    --    --
Melwani, Prakash*(4)..........        --          --         --         --        --     --    --    --
Nagata, Robert*...............        --          --         --         --        --     --    --    --
St. Clair, Frances............     5,812          --         --         --        **     --    --    --
Storrie, Karl*................     1,654(3)       --         --         --        **     --    --    --
Directors and Officers as a
  Group.......................    60,324          --         --        700       9.3     --    --   100
  (15 persons)

---------------

 * Director of Argo-Tech

 ** Less than 1%

(1) Key Trust holds shares of Holdings' common stock in trust for the benefit of the ESOP.

(2) AT Holdings, LLC has the option to purchase all of YC International Inc.'s shares of Class B common stock. AT Holdings, LLC disclaims all beneficial ownership of such shares.

(3) Includes options to purchase 450 shares of Class A common stock that are immediately exercisable.

(4) Mr. Melwani resigned his position as a director of the company in November 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  UPSILON INTERNATIONAL CORPORATION DISTRIBUTION AGREEMENT

     Upsilon International, a company owned by YC International Inc., which is under the control of Mr. Yamada, Holdings' majority stockholder through his control of YC International and AT Holdings, LLC, was appointed as the exclusive distributor of Argo-Tech products in 1990 with respect to the Japanese market and in 1994 for the entire international market under a long-term distribution agreement. We believe that this distribution agreement was entered into on terms and conditions customary for the industry in all respects with the exception of the basic contract term of 50 years and termination provisions which are more favorable to Upsilon International than industry norm. The distribution agreement provides for a 15% discount from Argo-Tech catalog prices on all purchases of Argo-Tech products by Upsilon International. For fiscal 1998, sales by Upsilon International accounted for approximately 17% of our net revenues.

  VESTAR CONSULTING AGREEMENT

     We have retained Vestar Capital Partners to provide us with financial and corporate consulting services. Prakash A. Melwani, who was a director of Argo-Tech from 1990 through December 1998, is a Managing Director of Vestar. In exchange for such consulting services, we have agreed to pay Vestar an annual consulting fee of approximately $124,000, payable semi-annually in advance, plus Vestar's reasonable out-of-pocket costs and expenses. We believe that these terms of the consulting agreement are no less favorable to us than would have been available pursuant to arms' length negotiations with unaffiliated parties. The consulting agreement will continue until December 31, 2000 and thereafter shall be renewed automatically for additional one-year terms unless we or Vestar gives written notice of termination.

  OFFICER LOANS

     Five of the Named Executives and one Director have entered into presently outstanding loan agreements with Holdings. The largest amount of indebtedness outstanding since the beginning of fiscal 1998 for each such Named Executive was: $266,852 (Mr. Lipscomb), $238,280 (Mr. Keen), $147,542 (Mr. Melikian),
$86,803 (Mr. Chrencik) and $62,593 (Ms. St. Clair). The largest amount of indebtedness outstanding since the beginning of fiscal 1998 for Thomas Dougherty, a Director of Argo-Tech, was $78,953. Each loan is due October 28, 2000 and accrues interest at 6.75% annually. These loans, secured by a pledge of Holdings' common stock, were extended for the purchase of Holdings' common stock, or for the personal use of the Named Executive or Director. Each of the Named Executives and the Director having an outstanding loan has entered into a pledge agreement and promissory note with Holdings in connection with such loans. We believe that the terms of these loans are no less favorable to Holdings than would have been available pursuant to arms' length negotiations with unaffiliated parties.

  THE NOTE REPAYMENT

     In March 1997, Holdings purchased all of its redeemable preferred stock from the two preferred stockholders, AT Holdings, LLC and Vestar/Argo-Tech Investment Limited Partnership. AT Holdings, LLC's preferred stock was purchased, including accrued dividends, in exchange for subordinated notes in the aggregate principal amount of $41.1 million and cash of $2.1 million. Vestar Investment Partnership's preferred stock was purchased, including accrued dividends, in exchange for cash of $2.0 million. We also had notes payable in the aggregate principal amount of $5.0 million. These notes payable were issued to the Yamada Trust, a trust organized under an irrevocable trust agreement, and were subordinate to our senior debt. On September 26, 1997, these notes payable and the $41.1 million of subordinated notes were repaid with the proceeds of our offering of 8 5/8% senior subordinated notes.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

     Consolidated Balance Sheets -- October 25, 1997 and October 31, 1998

     Consolidated Statements of Net Income -- Years ended October 26, 1996, October 25, 1997 and October 31, 1998

     Consolidated Statements of Cash Flows -- Years ended October 26, 1996, October 25, 1997 and October 31, 1998

     Consolidated Statements of Shareholders' Equity /(Deficiency) -- Years ended October 26, 1996, October 25, 1997 and October 31, 1998

     Notes to Consolidated Financial Statements -- October 31, 1998

     Report of Independent Auditors

(a)(2) FINANCIAL STATEMENT SCHEDULES

     No schedule or schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required, or such schedules are not applicable, and therefore, have been omitted.

(A)(3) Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    3.1       Restated Certificate of Incorporation of the Company
              (incorporated herein by reference to Exhibit 3.1 of the
              Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333- 38223).
    3.2       By-Laws of the Company (incorporated herein by reference to
              Exhibit 3.2 of the Company's Registration Statement on form
              S-1, filed October 17, 1997, SEC File No. 333-38223).
    4.1       Indenture dated September 26, 1997, between the Company, the
              Subsidiary Guarantors signatory thereto and Harris Trust and
              Savings Bank, as Trustee, relating to the 8 5/8% Senior
              Subordinated Notes due 2007 (the form of which is included in such Indenture) (incorporated herein by reference to
              Exhibit 4.1 of the Company's Registration Statement on form
              S-1, filed October 17, 1997, SEC File No. 333-38223).
    4.2       Form of Global Exchange Note (included in Exhibit 4.1)
              (incorporated herein by reference to Exhibit 4.2 of the
              Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333- 38223).
    4.3       Exchange and Registration Rights Agreement dated September
              26, 1997, between the Company, the Subsidiary Guarantors and
              Chase Securities Inc. (incorporated herein by reference to
              Exhibit 4.3 of the Company's Registration Statement on form
              S-1, filed October 17, 1997, SEC File No. 333-38223).
   10.1*      Form of Stay Pay and Severance Agreement dated June 6, 1996, by and among the Company and certain Executive Officers of the Company (Michael S. Lipscomb, Yoichi Fujiki, Frances S.
              St. Clair, Paul R. Keen and David Chrencik) (incorporated
              herein by reference to Exhibit 10.1 of the Company's
              Registration Statement on form S-1, filed October 17, 1997,
              SEC File No. 333-38223).
   10.2*      Employment Agreement dated February 13, 1989 between the
              Company and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on
              form S-1, filed October 17, 1997, SEC File No. 333-38223).
   10.3*      Employment Agreement dated October 15, 1986 between the
              Company and Michael S. Lipscomb (incorporated herein by
              reference to Exhibit 10.3 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).
   10.4*      Argo-Tech Corporation Trust Agreement dated October 28, 1994 between the Company and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated
              herein by reference to Exhibit 10.4 of the Company's
              Registration Statement on form S-1, filed October 17, 1997,
              SEC File No. 333-38223).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.5*      Argo-Tech Corporation Salaried Pension Plan, dated November
              1, 1995 (incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on form S-1, filed
              October 17, 1997, SEC File No. 333-38223).
   10.6*      First Amendment to Argo-Tech Corporation Salaried Pension
              Plan (incorporated herein by reference to Exhibit 10.6 of
              the Company's Registration Statement on form S-1, filed
              October 17, 1997, SEC File No. 333-38223).
   10.7*      Argo-Tech Corporation Employee Stock Ownership Plan and
              Trust Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).
   10.8*      First Amendment to the Argo-Tech Corporation Employee Stock
              Ownership Plan and Trust Agreement, dated October 26, 1994
              (incorporated herein by reference to Exhibit 10.8 of the
              Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333-38223).
   10.9*      Second Amendment to the Argo-Tech Corporation Employee Stock
              Ownership Plan and Trust Agreement, dated May 9, 1996
              (incorporated herein by reference to Exhibit 10.9 of the
              Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333-38223).
   10.10*     Third Amendment to the Argo-Tech Corporation Employee Stock
              Ownership Plan and Trust Agreement, dated July 18, 1997
              (incorporated herein by reference to Exhibit 10.10 of the
              Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333-38223).
   10.11*     Argo-Tech Corporation Employee Stock Ownership Plan Excess
              Benefit Plan, dated May 17, 1994 (incorporated herein by
              reference to Exhibit 10.11 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).
   10.12      AT Holdings Corporation 1994 Stockholders' Agreement, dated
              May 17, 1994 (incorporated herein by reference to Exhibit
              10.12 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
   10.13      First Amendment to AT Holdings Corporation 1994
              Stockholders' Agreement, dated May 1, 1997 (incorporated
              herein by reference to Exhibit 10.13 of the Company's
              Registration Statement on form S-1, filed October 17, 1997,
              SEC File No. 333-38223).
   10.14      Second Amendment to AT Holdings Corporation 1994
              Stockholders' Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.14 of the Company's
              Registration Statement on form S-1, filed October 17, 1997,
              SEC File No. 333-38223).
   10.15      AT Holdings Corporation Supplemental Stockholders Agreement,
              dated May 17, 1994 (incorporated herein by reference to
              Exhibit 10.15 of the Company's Registration Statement on
              form S-1, filed October 17, 1997, SEC File No. 333-38223).
   10.16      First Amendment to AT Holdings Corporation Supplemental
              Stockholders Agreement, dated July 18, 1997 (incorporated
              herein by reference to Exhibit 10.16 of the Company's
              Registration Statement on form S-1, filed October 17, 1997,
              SEC File No. 333-38223).
   10.17      Amendment, Termination and Release under Vestar/AT Holdings
              Corporation Stockholders' Agreement, dated May 17, 1994
              (incorporated herein by reference to Exhibit 10.17 of the
              Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333-38223).
   10.18      Consulting Agreement between the Company and Vestar Capital
              Partners dated May 17, 1994 (incorporated herein by
              reference to Exhibit 10.18 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).
   10.19*     Form of Management Incentive Compensation Plan for key
              employees of the Company (incorporated herein by reference to Exhibit 10.19 of the Company's Registration Statement on
              form S-1, filed October 17, 1997, SEC File No. 333-38223).
   10.20*     1991 Management Incentive Stock Option Plan, as amended,
              dated May 16, 1994 (incorporated herein by reference to
              Exhibit 10.20 of the Company's Registration Statement on
              form S-1, filed October 17, 1997, SEC File No. 333-38223).
   10.21*     Form of Stock Option Agreement in connection with the
              Management Incentive Stock Option Plan, as amended, between the Company and all members of the Company's Executive Staff
              (incorporated herein by reference to Exhibit 10.21 of the
              Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333-38223).
   10.22*     1991 Performance Stock Option Plan, as amended, dated May
              16, 1997 (incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on form S-1, filed
              October 17, 1997, SEC File No. 333-38223).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.23*     Form of Stock Option Agreement in connection with the 1991
              Performance Stock Option Plan, as amended, between the
              Company and certain key employees (incorporated herein by
              reference to Exhibit 10.23 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).
   10.24      Credit Facility, dated July 18, 1997, as amended and
              restated as of September 26, 1997, between the Company and
              Chase Manhattan Bank (incorporated herein by reference to
              Exhibit 10.24 of the Company's Registration Statement on
              form S-1, filed October 17, 1997, SEC File No. 333-38223).
   10.25      Distributorship Agreement, dated December 24, 1990, between the Company, Yamada Corporation and Vestar Capital Partners,
              Inc. (incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement on form S-1, filed
              October 17, 1997, SEC File No. 333-38223).
   10.26      Japan Distributorship Agreement, dated December 24, 1990,
              between the Company, Aerotech World Trade Corporation,
              Yamada Corporation, Yamada International Corporation and
              Vestar Capital Partners, Inc. (incorporated herein by
              reference to Exhibit 10.26 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).
   10.27      Stock Purchase Agreement, dated August 1, 1997, between the
              Company, J.C. Carter Company, Inc., Robert L. Veloz,
              Individually and as Trustee, Marlene J. Veloz, Individually
              and as Trustee, Edith T. Derbyshire, Individually and as
              Trustee, Harry S. Derbyshire, Individually and as Trustee,
              Michael Veloz, Katherine Canfield and Maureen Partch, as
              Trustee (incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement on form S-1, filed
              October 17, 1997, SEC File No. 333-38223).
   10.28*     Prism Prototype Retirement Plan & Trust & 401(k) Profit
              Sharing Plan Adoption Agreement, dated November 1, 1994
              (incorporated herein by reference to Exhibit 10.28 of the
              Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333- 38223).
   10.29*     Prism Prototype Retirement Plan and Trust (incorporated
              herein by reference to Exhibit 10.29 of the Company's
              Registration Statement on form S-1, filed October 17, 1997,
              SEC File No. 333-38223).
   10.30      Agreement of Purchase and Sale between Agnem Holdings, Inc.
              and TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).
   10.31*     1997 Stock Appreciation Rights Plan.
   12         Statement regarding computation of ratios.
   21         List of Subsidiaries (incorporated herein by reference to
              Exhibit 21 of the Company's Registration Statement on form
              S-1, filed October 17, 1997, SEC File No. 333-38223).
   24         Power of Attorney.
   27         Financial Data Schedule.

---------------

 * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

(b) We did not file any reports on Form 8-K during the fourth quarter of 1997.

(c) The exhibits which are listed under Item 14(a)(3) are filed or incorporated by reference herein.

(d) No financial statement schedules are required to be filed herein, therefore, none are listed under Item 14(a)(2).

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
                             SECTION 12 OF THE ACT

     No annual report or proxy statement covering our last fiscal year has been or will be circulated to security holders.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ARGO-TECH CORPORATION

                                          By: /s/ FRANCES S. ST. CLAIR
                                          --------------------------------------
                                              Frances S. St. Clair
                                              Vice President and Chief Financial
                                          Officer
                                          Date: January 29, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                               TITLE                          DATE
             ---------                               -----                          ----

*                                     Chairman, President and Chief           January 29, 1999
------------------------------------  Executive Officer and Director
Michael S. Lipscomb                   (Principal Executive Officer)

/s/ FRANCES S. ST. CLAIR              Vice President and Chief Financial      January 29, 1999
------------------------------------  Officer (Principal Financial
Frances S. St. Clair                  Officer)

*                                     Controller (Principal Accounting        January 29, 1999
------------------------------------  Officer)
Paul A. Sklad

*                                     Director                                January 29, 1999
------------------------------------
Remi de Chastenet

*                                     Director                                January 29, 1999
------------------------------------
Thomas F. Dougherty

*                                     Director                                January 29, 1999
------------------------------------
Yoichi Fujiki

*                                     Director                                January 29, 1999
------------------------------------
Robert Y. Nagata

*                                     Director                                January 29, 1999
------------------------------------
Karl F. Storrie

---------------

* The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

                                          By: /s/ FRANCES S. ST. CLAIR
                                          --------------------------------------
                                              FRANCES S. ST. CLAIR,
                                          ATTORNEY-IN-FACT

                     ARGO-TECH CORPORATION AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-K:
                       FISCAL YEAR ENDED OCTOBER 31, 1998

                            ITEM 8 AND ITEM 14(a)(1)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                 PAGE
                                                              ----------
Independent Auditors' Report................................         F-1
Consolidated Balance Sheets
  at October 31, 1998 and October 25, 1997..................         F-2
Consolidated Statements of Net Income
  for the Fiscal Years Ended
  October 31, 1998, October 25, 1997 and October 26, 1996...         F-3
Consolidated Statements of Shareholders'
  Equity/(Deficiency) for the Fiscal Years Ended
  October 31, 1998, October 25, 1997 and October 26, 1996...         F-4
Consolidated Statements of Cash Flows
  for the Fiscal Years Ended
  October 31, 1998, October 25, 1997 and October 26, 1996...         F-5
Notes to Consolidated Financial Statements..................  F-6 - F-17

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Argo-Tech Corporation and Subsidiaries
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

We have audited the accompanying consolidated balance sheets of Argo-Tech Corporation and Subsidiaries (A Wholly-Owned Subsidiary of AT Holdings Corporation) (the "Company") as of October 31, 1998 and October 25, 1997 and the related consolidated statements of net income, shareholders' equity/(deficiency), and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 1998 and October 25, 1997, and the results of their net income and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

December 18, 1998
Cleveland, Ohio

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 1998 AND OCTOBER 25, 1997
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                1998        1997
                                                              --------    --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 11,578    $  9,361
  Receivables, net..........................................    23,866      24,383
  Inventories...............................................    29,528      38,354
  Deferred income taxes and prepaid expenses................     5,353       1,636
                                                              --------    --------
          Total current assets..............................    70,325      73,734
                                                              --------    --------
PROPERTY AND EQUIPMENT, net of accumulated depreciation.....    35,982      37,181
GOODWILL, net of accumulated amortization...................   117,761     121,191
INTANGIBLE ASSETS...........................................    56,223      60,245
OTHER ASSETS................................................     7,904       8,609
                                                              --------    --------
          Total Assets......................................  $288,195    $300,960
                                                              ========    ========
LIABILITIES
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $  5,946    $  6,904
  Accounts payable..........................................     7,671       6,369
  Accrued liabilities.......................................    19,791      17,814
                                                              --------    --------
          Total current liabilities.........................    33,408      31,087
                                                              --------    --------
LONG-TERM DEBT, net of current maturities...................   221,440     241,958
OTHER NONCURRENT LIABILITIES................................    30,685      32,137
                                                              --------    --------
          Total Liabilities.................................   285,533     305,182
                                                              --------    --------
REDEEMABLE COMMON STOCK.....................................     6,713       4,813
REDEEMABLE ESOP STOCK.......................................    41,475      29,826
  Unearned ESOP stock.......................................    (9,240)    (10,920)
                                                              --------    --------
                                                                32,235      18,906
SHAREHOLDERS' EQUITY/(DEFICIENCY):
  Common Stock, $.01 par value, authorized 3,000 shares; 1
     share issued and outstanding...........................        --          --
  Paid-in capital...........................................        --          --
  Accumulated deficit.......................................   (36,286)    (27,941)
                                                              --------    --------
          Total shareholders' equity/(deficiency)...........   (36,286)    (27,941)
                                                              --------    --------
Total Liabilities and Shareholders' Equity/(Deficiency).....  $288,195    $300,960
                                                              ========    ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998, OCTOBER 25, 1997 AND OCTOBER 26,
1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               1998        1997        1996
                                                             --------    --------    --------
Net revenues...............................................  $174,143    $117,086    $ 96,437
Cost of revenues...........................................   107,203      70,954      57,882
                                                             --------    --------    --------
     Gross profit..........................................    66,940      46,132      38,555
                                                             --------    --------    --------
Selling, general and administrative........................    24,521      10,948      10,006
Research and development...................................     6,880       5,682       6,429
Amortization of intangible assets..........................     7,480       2,852       2,842
                                                             --------    --------    --------
     Operating expenses....................................    38,881      19,482      19,277
                                                             --------    --------    --------
Income from operations.....................................    28,059      26,650      19,278
Interest expense...........................................    21,030      12,827      10,138
Other, net.................................................      (268)       (404)       (112)
                                                             --------    --------    --------
Income before income taxes and extraordinary loss..........     7,297      14,227       9,252
Income tax provision.......................................     3,400       4,841       3,608
                                                             --------    --------    --------
Income before extraordinary loss...........................     3,897       9,386       5,644
Extraordinary loss, net of income tax benefit of $1,019....        --       1,529          --
                                                             --------    --------    --------
Net income.................................................  $  3,897    $  7,857    $  5,644
                                                             ========    ========    ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIENCY)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998, OCTOBER 25, 1997 AND OCTOBER 26,
1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                   COMMON    PAID-IN    ACCUMULATED
                                                   STOCK     CAPITAL      DEFICIT       TOTAL
                                                   ------    -------    -----------    --------
BALANCE, OCTOBER 28, 1995........................   $--        $--       $(25,617)     $(25,617)
Net income.......................................                           5,644         5,644
Dividends accrued on preferred stock.............                          (3,848)       (3,848)
Accretion of redeemable common stock.............                            (756)         (756)
Accretion of redeemable ESOP stock...............                          (3,878)       (3,878)
Other, net.......................................                             236           236
                                                    ---        ---       --------      --------
BALANCE, OCTOBER 26, 1996........................    --         --        (28,219)      (28,219)
Net income.......................................                           7,857         7,857
Dividends accrued on preferred stock.............                          (1,527)       (1,527)
Accretion of redeemable common stock.............                            (746)         (746)
Accretion of redeemable ESOP stock...............                          (4,012)       (4,012)
Additional minimum pension liability.............                            (792)         (792)
Other, net.......................................                            (502)         (502)
                                                    ---        ---       --------      --------
BALANCE, OCTOBER 25, 1997........................    --         --        (27,941)      (27,941)
Net income.......................................                           3,897         3,897
Accretion of redeemable common stock.............                          (1,900)       (1,900)
Accretion of redeemable ESOP stock...............                          (9,418)       (9,418)
Additional minimum pension liability.............                            (882)         (882)
Other, net.......................................                             (42)          (42)
                                                    ---        ---       --------      --------
BALANCE, OCTOBER 31, 1998........................   $--        $--       $(36,286)     $(36,286)
                                                    ===        ===       ========      ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998, OCTOBER 25, 1997 AND OCTOBER 26,
1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                             1998         1997         1996
                                                           ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................  $   3,897    $   7,857    $   5,644
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation......................................      6,809        4,665        4,620
       Amortization of goodwill and deferred financing
          costs..........................................      8,470        3,747        4,033
       Compensation expense recognized in connection with
          employee stock ownership plan..................      3,911        2,920        2,329
       Deferred rental income............................                                 (288)
       Amortization of inventory step-up.................     10,681        1,496
       Deferred income taxes.............................     (6,074)        (413)         825
       Extraordinary loss on early extinguishment of
          debt...........................................                   1,529
       Changes in operating assets and liabilities:
          Receivables....................................        517       (4,001)         434
          Inventories....................................     (1,855)         517         (168)
          Prepaid expenses...............................         78          115          958
          Accounts payable...............................      1,302       (1,073)         291
          Accrued and other liabilities..................      1,666         (377)      (2,972)
       Other, net........................................        369          615          236
                                                           ---------    ---------    ---------
  Net cash provided by operating activities..............     29,771       17,597       15,942
                                                           ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of J.C. Carter.............................                (107,562)
  Capital expenditures...................................     (5,610)      (2,690)      (3,355)
                                                           ---------    ---------    ---------
  Net cash used in investing activities..................     (5,610)    (110,252)      (3,355)
                                                           ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional borrowing of long-term debt.................                 156,100
  Repayment of long-term debt............................    (21,476)    (155,090)     (11,000)
  Redemption of redeemable preferred stock...............                 (25,908)
  Payment of redeemable preferred dividends..............                 (19,298)
  Sale of Senior Subordinated Notes......................                 140,000
  Payment of financing related fees......................       (468)      (7,344)
                                                           ---------    ---------    ---------
  Net cash provided by (used in) financing activities....    (21,944)      88,460      (11,000)
                                                           ---------    ---------    ---------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease) for the period.................      2,217       (4,195)       1,587
  Balance, Beginning of period...........................      9,361       13,556       11,969
                                                           ---------    ---------    ---------
  Balance, End of period.................................  $  11,578    $   9,361    $  13,556
                                                           =========    =========    =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998, OCTOBER 25, 1997 AND OCTOBER 26,
1996
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

     Argo-Tech Corporation and Subsidiaries' (the "Company") (A Wholly-Owned Subsidiary of AT Holdings Corporation) principal operations include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps, throughout the world. In addition, the Company leases a portion of its manufacturing facility to other parties. The Company's fiscal year ends on the last Saturday in October. The fiscal year ended October 31, 1998 consisted of 53 weeks and the fiscal years ended October 25, 1997 and October 26, 1996 each consisted of 52 weeks. The Company is obligated to fulfill certain obligations of AT Holdings Corporation. As a result, those obligations have been reflected in the Company's financial statements. Certain reclassifications have been made in the prior years' financial statements to conform to the current year presentation.

     Effective August 3, 1997, the Company established itself as a parent, holding company with 3 wholly-owned operating guarantor subsidiaries, Argo-Tech Corporation (HBP), Argo-Tech Corporation (OEM) and Argo-Tech Corporation (Aftermarket). On September 26, 1997, the Company acquired a fourth wholly-owned operating guarantor subsidiary, J.C. Carter Company, Inc. ("Carter") (Note 3). The Company has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The Senior Subordinated Notes (Note 10) are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. The Company also has two wholly-owned, non-guarantor subsidiaries that have inconsequential assets, liabilities and equity, and their only operations are the result of intercompany activity which is immediately dividended back to the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions between these entities have been eliminated.

     CASH EQUIVALENTS -- Cash equivalents represent short-term investments with an original maturity of three months or less.

     RECEIVABLES -- The Company does not generally require collateral or other security to guarantee trade receivables.

     INVENTORIES -- Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value.

     PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost and are depreciated using the straight-line or an accelerated method over their estimated useful lives as follows:

Buildings and improvements..................................  7 to 30 years
Equipment...................................................  3 to 10 years

     GOODWILL -- Goodwill is amortized on a straight-line basis over forty years. Accumulated amortization at October 31, 1998 and October 25, 1997 was $20,902,000 and $17,450,000, respectively. The Company assesses the recoverability of goodwill by determining whether the amortization over the remaining life can be recovered through projected undiscounted future operations.

     DEFERRED FINANCING COSTS -- The costs of obtaining financing are amortized over the terms of the financing. The amortized cost is included in interest expense in the consolidated statements of net income. Accumulated amortization at October 31, 1998 and October 25, 1997 was $1,129,000, and $138,000
respectively.

     REDEEMABLE STOCK -- Redeemable ESOP Stock and all shares of Redeemable Common Stock have been excluded from Shareholders' Equity/(Deficiency) due to the ability of the holders to "put", subject to certain restrictions, the shares to the Company and the accretion of the Redeemable ESOP and Common Stock has been charged to Accumulated Deficit.

     REVENUES AND COST RECOGNITION -- Revenues are generally recognized when goods are shipped or services provided.

     The Company's product development activities are conducted principally under cost-sharing arrangements that are funded by the Company. The need for and timing of expenditures under these arrangements is generally determined by the Company. The estimated unreimbursable costs under the activities are expensed as incurred.

     Costs and estimated earnings in excess of billings on uncompleted contracts represents costs incurred plus estimated profit, less amounts billed to customers. Incurred costs include production costs and related overhead. General and administrative expenses and research and development expenses are considered period costs and, accordingly, are charged to operations on a current basis. Certain customers have title to, or security interest in, certain inventories by reason of progress payments.

     EXTRAORDINARY LOSS -- In connection with the early extinguishment of debt under the Company's previous bank credit agreement, the Company recognized an extraordinary loss in fiscal 1997 of $1.5 million, net of income tax benefit of $1.0 million, resulting from the write-off of unamortized debt issuance costs.

     INCOME TAXES -- Income taxes are accounted for under the asset and liability approach, which can result in recording tax provisions or benefits in periods different than the periods in which such taxes are paid or benefits realized. Expected tax benefits from temporary differences that will result in deductible amounts in future years and from carryforwards, if it is more likely than not that such tax benefits will be realized, are recognized currently.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  ACQUISITION OF J. C. CARTER, INC.

     On September 26, 1997 the Company acquired all of the outstanding shares of Carter, a manufacturer of aircraft fluid control component parts, industrial marine cryogenic pumps, and ground fueling components for $107.6 million, including acquisition costs. The acquisition was funded by the issuance of 8 5/8% Senior Subordinated Notes (Note 10). The results of Carter's operations have been combined with those of the Company since the date of acquisition. The purchase price of $107.6 million exceeded the net assets of Carter at the date of acquisition by $99.7 million. Of that excess, $60.6 million was assigned to identified intangible assets as follows:

                                                          FAIR          ESTIMATED
                                                      MARKET VALUE    ECONOMIC LIFE
                                                      ------------    -------------
                                                         (DOLLARS IN THOUSANDS)
Workforce...........................................    $ 4,900            8 Years
Contracts...........................................     17,100           10 Years
Spare Parts Annuity.................................     38,200        10-28 Years
Patents.............................................        380        14-17 Years
                                                        -------
          Total.....................................    $60,580
                                                        =======

     Accumulated amortization of intangible assets at October 31, 1998 and October 25, 1997 was $4,357,000 and $335,000, respectively.

     The remaining excess of $39.1 million was considered goodwill that is being amortized on a straight-line basis over 40 years.

     The acquisition was accounted for using the purchase method of accounting, and accordingly, an allocation of the purchase price has been made using estimated fair market values of the assets acquired and liabilities assumed as of the acquisition date.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Carter as if the acquisition had occurred October 29, 1995.

                                                           1997(a)      1996(b)
                                                          ---------    ---------
                                                          (DOLLARS IN THOUSANDS)
Revenues................................................  $160,117     $138,003
Net income..............................................  $  7,091     $    274

---------------

(a) Twelve months ended October 25, 1997 for Carter.

(b) Twelve months ended September 30, 1996 for Carter.

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in the basis of fixed assets, additional amortization expense as a result of goodwill and other intangible assets, an increase in the interest expense on the acquisition debt, and an adjustment on certain shareholder expenses which were terminated concurrent with the acquisition. In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal year 1996 or of future operations of the combined companies under the ownership and management of the Company.

4.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

     The major components of the following balance sheet captions were (in thousands):

                                                         OCTOBER 31,    OCTOBER 25,
                                                            1998           1997
                                                         -----------    -----------
Accrued liabilities:
  Salaries and accrued compensation....................    $ 9,179        $ 8,609
  Accrued interest.....................................      1,046            979
  Accrued warranty.....................................      2,631          2,778
  Other................................................      6,935          5,448
                                                           -------        -------
          Total........................................    $19,791        $17,814
                                                           =======        =======
Other noncurrent liabilities:
  Deferred income taxes................................    $20,955        $23,300
  Other................................................      9,730          8,837
                                                           -------        -------
          Total........................................    $30,685        $32,137
                                                           =======        =======

5.  RECEIVABLES

     Receivables consist of the following (in thousands):

                                                         OCTOBER 31,    OCTOBER 25,
                                                            1998           1997
                                                         -----------    -----------
Amounts billed -- net of allowance for uncollectible
  amounts of $260 and $142.............................    $22,773        $23,047
Amounts unbilled (principally commercial customers):
  Net reimbursable costs incurred on uncompleted
     contracts.........................................     14,367         13,775
  Billings to date.....................................    (13,274)       (12,439)
                                                           -------        -------
          Total unbilled -- net........................      1,093          1,336
                                                           -------        -------
Net receivables........................................    $23,866        $24,383
                                                           =======        =======

6.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                         OCTOBER 31,    OCTOBER 25,
                                                            1998           1997
                                                         -----------    -----------
Finished goods.........................................    $ 2,289        $ 1,874
Work-in-process and purchased parts....................     18,668         19,918
Raw materials and supplies.............................     12,037         20,160
                                                           -------        -------
          Total........................................     32,994         41,952
Reserve for excess and obsolete inventory..............     (3,466)        (3,598)
                                                           -------        -------
Inventories -- net.....................................    $29,528        $38,354
                                                           =======        =======

     Inventory is recorded net of progress payments received of approximately $1.4 and $2.7 million at October 31, 1998 and October 25, 1997, respectively.

     The Carter inventory amounts at September 26, 1997 were increased by $12.2 million to record inventories at their fair value as of the date of acquisition in accordance with Accounting Principles Board Opinion No. 16 -- "Business Combinations." Based on Carter's inventory turnover rate, $10.7 and $1.5 million of this amount is included in cost of revenues for the fiscal years ended October 31, 1998 and October 25, 1997, respectively.

7.  PROPERTY AND EQUIPMENT

     OWNED PROPERTY -- Property and equipment owned by the Company consists of the following (in thousands):

                                                         OCTOBER 31,    OCTOBER 25,
                                                            1998           1997
                                                         -----------    -----------
Land and land improvements.............................   $  7,628       $  7,628
Buildings and building equipment.......................     32,168         31,941
Machinery and equipment................................     32,724         31,927
Office and automotive equipment........................      6,063          5,714
Construction-in-progress...............................      3,685          1,094
                                                          --------       --------
          Total........................................     82,268         78,304
Accumulated depreciation...............................    (46,286)       (41,123)
                                                          --------       --------
          Total -- net.................................   $ 35,982       $ 37,181
                                                          ========       ========

     PROPERTY LEASED TO OTHERS -- The Company leases certain portions of its facility in Euclid, Ohio. The leases have been accounted for as operating leases whereby revenue is recognized as earned over the lease terms. The cost of property leased to others is included in property and equipment and is being depreciated over its estimated useful life. It is not practical to determine the cost of the property that is being leased to others or the related amount of accumulated depreciation. In addition, the Company has separate service contracts with its tenants under which the Company provides maintenance, telecommunications and various other services. A large portion of the Company's cost related to the receipts based on usage is variable in nature.

     Total rental revenue under the property leases and service contracts was as follows for the fiscal years ended 1998, 1997 and 1996 (in thousands):

                                                      1998      1997      1996
                                                     ------    ------    ------
Minimum contractual amounts under property
  leases...........................................  $4,010    $3,960    $6,056
Service contracts revenue based on usage...........     759       949     1,484
                                                     ------    ------    ------
          Total....................................  $4,769    $4,909    $7,540
                                                     ======    ======    ======

     Future minimum rentals under the noncancelable property leases and service contracts at October 31, 1998 are (in thousands): $3,064 in 1999, $1,811 in 2000, $1,731 in 2001, $1,675 in 2002, and $799 in 2003.

8.  EMPLOYEE BENEFIT PLANS

     EMPLOYEE STOCK OWNERSHIP PLAN -- The Company has an Employee Stock Ownership Plan (ESOP) to provide retirement benefits to qualifying, salaried employees. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan. Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The value of the shares committed to be released by the Trustee under the Plan's provisions for allocation to participants was recognized as an expense of $3,911,000, $2,920,000 and $2,329,000 for the fiscal years ended 1998, 1997 and 1996, respectively. The cost of the shares acquired for the ESOP that are not committed to be released to participants is shown as a contra-account, "Unearned ESOP shares".

     Summary information regarding ESOP activity consists of the following:

                                                            OCTOBER 31,    OCTOBER 25,
                                                               1998           1997
                                                            -----------    -----------
Allocated shares..........................................      147,000        105,000
Shares released for allocation............................       42,000         42,000
Unearned ESOP shares......................................      231,000        273,000
                                                            -----------    -----------
Total ESOP shares.........................................      420,000        420,000
Repurchased shares received as distributions..............       (5,708)        (4,480)
                                                            -----------    -----------
Total available ESOP shares...............................      414,292        415,520
                                                            ===========    ===========
Fair market value of unearned ESOP shares.................  $23,125,410    $19,595,940
                                                            ===========    ===========

     All of the shares acquired for the ESOP (both allocated and unearned shares) are owned and held in trust by the ESOP.

     The Company's stock is not listed or traded on an active stock market and market prices are, therefore, not available. Annually, an independent financial consulting firm determines the fair market value based upon the Company's performance and financial condition.

     The Company provides an "internal market" for shareholders through its purchase of their common shares. Participants in the Company's ESOP have the right to require the Company, within a specified period, to repurchase shares received as distributions under the ESOP at their fair market value.

     PENSION AND SAVINGS PLANS -- The Company has two noncontributory defined benefit pension plans for qualifying hourly and salary employees. A plan covering salaried employees provides pension benefits that are based on the employees' compensation and years of service. The future accrual of benefits was terminated in connection with the formation of the ESOP. A plan covering hourly employees provides benefits of stated amounts for each year of service. The Company's funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The Company also sponsors three employee savings plans which cover substantially all of the Company's employees. The plan covering Carter employees provides for a match of participating employees' contributions. The Company's contribution, recognized as expense was approximately $481,000 and $50,000 in fiscal years 1998 and 1997, respectively.

     A summary of the components of net periodic pension cost for the pension plans for the fiscal years ended 1998, 1997 and 1996 is as follows (in thousands):

                                                               1998      1997      1996
                                                              -------   -------   -------
Service cost -- benefits earned during the period...........  $   219   $   201   $   218
Interest cost on projected benefit obligation...............    1,042       971       805
Actual return on plan assets................................   (1,867)   (2,524)   (1,488)
Net amortization and deferral...............................      585     1,429       483
                                                              -------   -------   -------
Net periodic pension cost (benefit).........................  $   (21)  $    77   $    18
                                                              =======   =======   =======

     The following table sets forth the funded status of the plans and amounts recognized in the Company's balance sheets for its pension plans (in thousands):

                                                  OCTOBER 31, 1998             OCTOBER 25, 1997
                                             --------------------------   --------------------------
                                             (ACCUMULATED     (ASSETS     (ACCUMULATED     (ASSETS
                                               BENEFITS       EXCEED        BENEFITS       EXCEED
                                                EXCEED      ACCUMULATED      EXCEED      ACCUMULATED
                                               ASSETS)       BENEFITS)      ASSETS)       BENEFITS)
                                             ------------   -----------   ------------   -----------
Actuarial present value of benefit
  obligations:
  Vested benefit obligation................    $(7,080)       $(8,653)      $(5,585)       $(8,295)
                                               =======        =======       =======        =======
  Accumulated benefit obligation...........    $(7,208)       $(8,653)      $(5,596)       $(8,295)
                                               =======        =======       =======        =======
  Projected benefit obligation.............    $(7,208)       $(8,653)      $(5,596)       $(8,295)
Plan assets at fair value..................      5,886         11,243         3,429         10,177
                                               -------        -------       -------        -------
Projected benefit obligation (in excess of)
  or less than plan assets.................     (1,322)         2,590        (2,167)         1,882
Unrecognized prior service cost............        360                          405
Unrecognized net (gain) or loss from past
  experience different from that assumed...      1,674         (3,187)          614         (3,023)
Adjustment required to recognize minimum
  liability................................     (2,034)                      (1,019)
                                               -------        -------       -------        -------
Accrued pension cost recognized in the
  consolidated balance sheets..............    $(1,322)       $  (597)      $(2,167)       $(1,141)
                                               =======        =======       =======        =======

     The assumptions used to determine net periodic pension cost as well as the funded status are:

                                                              1998    1997    1996
                                                              ----    ----    ----
Discount rate...............................................  7.0%    7.5%    8.0%
Long-term rate of return on plan assets.....................  9.0%    9.0%    9.0%

     The plans' assets consist primarily of insurance company pooled separate accounts.

     OTHER POSTRETIREMENT BENEFITS -- The Company provides certain postretirement health care benefits to qualifying hourly retirees and their dependents. Effective November 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires that costs of these postretirement benefits be accrued during an employee's active working career.

     The Company implemented SFAS No. 106 on the immediate recognition basis by recording a postretirement benefit obligation of $5,809,000, and, according to Statement provisions related to business combinations occurring after December 21, 1990, a resulting increase in Goodwill and Deferred Income Taxes of $3,485,000 and $2,324,000, respectively was recorded.

     The net postretirement benefit cost for the fiscal years ended 1998, 1997 and 1996 includes the following components (in thousands):

                                                              1998    1997    1996
                                                              ----    ----    ----
Service cost................................................  $177    $149    $158
Interest cost on accumulated postretirement benefit
  obligation................................................   674     592     460
Net amortization and deferral...............................    91      33      --
                                                              ----    ----    ----
Net postretirement benefit cost.............................  $942    $774    $618
                                                              ====    ====    ====

     Benefit costs were generally estimated assuming retiree health care costs would initially increase at an 11% annual rate, decreasing gradually to a 5% annual growth rate after 12 years and remain at a 5% annual growth rate thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at October 31, 1998 by $1,660,000 with a corresponding effect on the 1998 postretirement benefit expense of $164,000. The discount rate used to estimate the accumulated postretirement benefit obligation was 7.0%, 7.5% and 8.0% for fiscal years 1998, 1997 and 1996, respectively.

     The following table sets forth the unfunded obligation and amounts recognized in the Company's balance sheets for its postretirement benefit obligation (in thousands):

                                                              OCTOBER 31,    OCTOBER 25,
                                                                 1998           1997
                                                              -----------    -----------
Accumulated postretirement benefit obligation:
  Retirees and dependents...................................    $(5,488)       $(3,843)
  Fully eligible active plan participants...................     (1,578)        (1,756)
  Other active participants.................................     (3,627)        (3,135)
                                                                -------        -------
                                                                (10,693)        (8,734)
Unrecognized net loss from past experience different from
  that assumed..............................................      2,913          1,823
                                                                -------        -------
Accrued postretirement benefit cost in the consolidated
  balance sheets............................................    $(7,780)       $(6,911)
                                                                =======        =======

9.  INCOME TAXES

     The income tax provision consists of the following for the fiscal years ended 1998, 1997 and 1996 (in thousands):

                                                            1998      1997      1996
                                                           ------    ------    ------
Current tax provision:
  Federal................................................  $8,931    $4,118    $2,153
  State and local........................................     543       117       630
                                                           ------    ------    ------
          Total..........................................   9,474     4,235     2,783
Deferred tax provision (benefit).........................  (6,074)     (413)      825
                                                           ------    ------    ------
Income tax provision.....................................  $3,400    $3,822    $3,608
                                                           ======    ======    ======

     The difference between the recorded income tax provision and the amounts computed using the statutory U.S. Federal income tax rate are as follows (in thousands):

                                                            1998      1997      1996
                                                           ------    ------    ------
Income tax provision at statutory rate...................  $2,554    $3,988    $3,146
State tax provision -- net of federal benefits...........     353       100       416
Other -- net.............................................     493      (266)       46
                                                           ------    ------    ------
Income tax provision.....................................  $3,400    $3,822    $3,608
                                                           ======    ======    ======

     During the fiscal years ended 1998, 1997 and 1996 the Company paid (net of refunds received) approximately $8.3, $4.6 and $2.6 million in income taxes, respectively.

     The components of the Company's net deferred tax asset (liability) are as follows (in thousands):

                                                              OCTOBER 31,    OCTOBER 25,
                                                                 1998           1997
                                                              -----------    -----------
Current:
  Deductible temporary differences..........................   $  4,837       $  5,368
  Inventories...............................................        (69)        (4,329)
                                                               --------       --------
          Total.............................................   $  4,768       $  1,039
                                                               ========       ========
Long-term:
  Salary/Hourly retiree medical.............................   $  2,867       $  2,677
  Deductible temporary differences..........................        729            714
  Property and equipment....................................     (1,373)        (2,593)
  Intangible assets.........................................    (23,178)       (24,098)
                                                               --------       --------
          Total.............................................   $(20,955)      $(23,300)
                                                               ========       ========

     The temporary difference described above principally represent differences between the tax bases of assets (principally inventory, property and equipment, and intangible assets) or liabilities (principally related to employee benefits and loss reserves) and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled, respectively.

10.  DEBT

     SUMMARY -- The Company's long-term debt consists of the following (in thousands):

                                                        OCTOBER 31,    OCTOBER 25,
                                                           1998           1997
                                                        -----------    -----------
Term loans............................................   $ 87,212       $108,625
Senior Subordinated Notes.............................    140,000        140,000
Other.................................................        174            237
                                                         --------       --------
          Total borrowings............................    227,386        248,862
Current maturities....................................     (5,946)        (6,904)
                                                         --------       --------
Long-term portion.....................................   $221,440       $241,958
                                                         ========       ========

     CREDIT FACILITY AND TERM LOANS -- In July 1997, the Company refinanced its Old Credit Facility with the New Credit Facility, consisting of a seven-year $100.0 million term loan, a seven-year $20.0 million revolving credit facility and a seven-year $15.0 million Delayed Draw Acquisition Loan. In connection with the July refinancing, the Company recorded an extraordinary charge of $2.5 million, consisting primarily of the write-off of unamortized financing costs related to its Old Credit Facility.

     On September 26, 1997, the Company amended the New Credit Facility to allow for, among other things, the acquisition of Carter and the issuance of the Senior Subordinated Notes. Under the Amended Credit Facility, the Company has $110.0 million principal amount of Term Loans, of which $87.2 million is outstanding at October 31, 1998, and also has available a seven-year $20.0 million Revolving Credit Facility. The unused balance of the Revolving Credit Facility ($19.7 million at October 31, 1998) is subject to a .375% commitment fee. The credit facility is collateralized by substantially all of the tangible assets of the Company (including the capital stock of Argo-Tech) as well as the unearned shares of the Company's common stock held by the ESOP. The Amended Credit Facility contains a number of covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. The Amended Credit Facility also requires the Company to comply with certain financial ratios and tests, under which the Company will be required to achieve certain financial and operating results. The Company was in compliance with the covenants at October 31, 1998. Interest was calculated, at the Company's choice, using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The interest rate for fiscal year 1998 ranged from 0.25% to 1.00% plus ABR or 1.25% to 2.00% plus LIBOR.

     The Company had entered into three interest rate swap agreements with a financial institution which fixed the interest rate on the notional amounts of $20.0 million at 5.80% and $20.0 million at 5.715% through October 1997, and $30.0 million at 6.66% through October 2000. In July 1997, the Company refinanced its Old Credit Facility and unwound $40.0 million of the swap agreements which were to terminate in October 1997. The remaining $30.0 million swap was transferred to another financial institution in notional amounts of $10.0 million which fixed the rates at 6.775%, 6.775% and 6.805% through October 2000. On October 1, 1998 the Company terminated a $10.0 million swap that had a fixed rate of 6.775% and was to terminate on October 27, 2000 and replaced it with a $10.0 million swap that has a fixed rate of 6.08% and will now terminate on October 31, 2003. The gains/losses on the swap agreements were recognized as interest expense and amounted to a $0.4 million loss in fiscal year 1998, a $0.3 million loss in fiscal year 1997 and a $0.4 million loss in fiscal year 1996. The Company has no other derivative financial instruments.

     SENIOR SUBORDINATED NOTES -- The 8 5/8% Senior Subordinated Notes due 2007 (the "Notes") were issued by the Company on September 26, 1997. Proceeds from the offering, together with a portion of the borrowings under the Amended Credit Facility, were used (i) to finance the acquisition of Carter; (ii) to repay in full $46.1 million in existing notes and; (iii) to pay fees and expenses incurred in connection with the acquisition.

     Interest on the Notes will be payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998. The Notes will mature on October 1, 2007. Except as described below, the Company may not redeem the Notes prior to October 1, 2002. On or after such date, the Company may redeem the Notes, in whole or in part, at the redemption prices at the time, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time on or prior to October 1, 2000, the Company may, subject to certain requirements, redeem up to 33 1/3% of the original aggregate principal amount of the Notes with net cash proceeds of one or more public equity offerings by the Company, at a redemption price equal to 108.625% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided that at least 66 2/3% of the original aggregate principal amount of the Notes remains outstanding immediately after each such redemption.

     The Notes are unsecured and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company.

     ANNUAL MATURITIES AND INTEREST PAYMENTS -- The maturities of the Company's long-term debt during each of the next five fiscal years are as follows (in thousands):

                        FISCAL YEAR                              AMOUNT
                        -----------                             --------
1999........................................................    $  5,946
2000........................................................       9,346
2001........................................................      11,631
2002........................................................      18,612
2003........................................................      20,932
Thereafter..................................................     160,919
                                                                --------
          Total.............................................    $227,386
                                                                ========

     The total interest paid during the fiscal years ended 1998, 1997 and 1996 was $20.1 million, $12.5 million and $9.2 million, respectively.

11.  REDEEMABLE COMMON STOCK

     Redeemable common stock represents a right (a "put") that management shareholders have to require the Company to repurchase shares of common stock at the greater of their fair market value or $40 per share, subject to certain limitations through April 30, 2004. There were 67,059 of these shares outstanding at October 31, 1998 and October 25, 1997.

12.  RELATED PARTY TRANSACTIONS

     Management fees and out-of-pocket expenses were charged to operations in accordance with the provisions of a management agreement between the Company and a related party. Fees payable to the parent company of the majority shareholder of AT Holdings Corporation ("AT Holdings") for the guarantee of the Company's subordinated loan, which was repaid in 1997, were charged to operations. The total related party fees charged to operations during the fiscal years ended 1997 and 1996 approximated .6% and .8% of net revenues, respectively. There were no related party fees incurred in fiscal year 1998. In addition, during the fiscal years ended 1998, 1997 and 1996 sales of $30.9 million, $25.9 million and $21.1 million, respectively, were made to a related party.

13.  MAJOR CUSTOMERS AND EXPORT SALES

     During the fiscal years ended 1998, 1997 and 1996, the Company had revenues in excess of 10% from the following customers (in thousands):

                                                   1998       1997       1996
                                                  -------    -------    -------
Customer A......................................  $29,870    $25,896    $21,167
Customer B......................................       --     14,562     16,177
Customer C......................................       --     12,740         --

     During the fiscal years ended 1998, 1997 and 1996, export sales to foreign customers were comprised of the following (in thousands):

                                                   1998       1997       1996
                                                  -------    -------    -------
Europe..........................................  $29,812    $18,786    $13,158
All others (individually less than 10%).........   52,402     40,707     30,911
                                                  -------    -------    -------
          Total.................................  $82,214    $59,493    $44,069
                                                  =======    =======    =======

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has various financial instruments, including cash and short-term investments, interest rate swaps and long-term debt. The Company has determined the estimated fair value of these financial instruments by soliciting available market information and utilizing appropriate valuation methodologies which require judgment. The Company believes that the carrying values of the short term investments and long term debt approximates their fair value. The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the company would pay to terminate the swap agreements at October 31, 1998, taking into account current interest rates and the current creditworthiness of the company and the respective financial institution. The amount the company would pay to settle the three interest rate swap agreements at October 31, 1998 would be approximately $1.4 million dollars. The company's balance sheet does not reflect these amounts.

15.  CONTINGENCIES

     ENVIRONMENTAL MATTERS -- The soil and groundwater at the Company's Euclid, Ohio facility and the Costa Mesa, California facility contain elevated levels of certain contaminants which are currently in the process of being removed and/or remediated. Because the Company has certain indemnification rights from former owners of the facilities for liabilities arising from these or other environmental matters, in the opinion of the Company's management, the ultimate outcome is not expected to materially affect the Company's financial condition, results of operations or liquidity.

     OTHER MATTERS -- The Company is subject to various legal actions and other contingencies. In the opinion of the Company's management, after reviewing the information which is currently available with respect to such matters and consulting with the Company's legal counsel, any liability which may ultimately be incurred with respect to these additional matters is not expected to materially affect the Company's financial condition, results of operations or liquidity.

16.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company will adopt this standard during fiscal 1999. Such adoption is not expected to have a material effect on the Company.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments such as a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company will adopt this standard during fiscal 1999. Such adoption is not expected to have a material effect on the Company.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement does not change the recognition or measurement of pension or postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Company will adopt this standard during fiscal 1999. Such adoption is not expected to have a material effect on the Company.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not completed its evaluation of this statement, but does not anticipate a material impact on the consolidated financial statements from the adoption of this accounting standard.

17.  SUBSEQUENT EVENT

     On December 17, 1998, AT Holdings entered into an agreement to repurchase 639,510 shares of stock ("Stock Repurchase") from AT Holdings LLC, the company's largest shareholder, for $79.4 million plus transaction expenses. The transaction was funded by the proceeds of a $30.0 million cumulative redeemable exchangeable preferred stock issue by AT Holdings, Argo-Tech Corporation's issuance of $55.0 million of 8.625% Senior Subordinated Notes issued at a 5% discount, $50.0 million of which was dividended to AT Holdings, and cash. In addition, AT Holdings amended its Certificate of Incorporation to provide for the issuance of the preferred stock and the Company amended its existing credit agreement and indenture to permit the issuance of the Notes, payment of the dividend and amendment of the Supplemental Employee Retirement Plan and the 1997 Stock Appreciation Rights Plan ("SAR Plan"). The SAR Plan provided for grants of up to 34,450 stock appreciation rights ("SAR's"), 17,225 of which were granted in fiscal years 1997 and 1998. The remaining 17,225 SAR's were granted in November 1998. In connection with the Stock Repurchase, all SAR's became fully vested resulting in a charge to pre-tax earnings of $2.5 million in the first quarter of fiscal year 1999 and were then converted into fully vested stock options.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
  3.1      Restated Certificate of Incorporation of the Company
           (incorporated herein by reference to Exhibit 3.1 of the
           Company's Registration Statement on form S-1, filed October
           17, 1997, SEC File No. 333-38223).
  3.2      By-Laws of the Company (incorporated herein by reference to
           Exhibit 3.2 of the Company's Registration Statement on form
           S-1, filed October 17, 1997, SEC File No. 333-38223).
  4.1      Indenture dated September 26, 1997, between the Company, the
           Subsidiary Guarantors signatory thereto and Harris Trust and
           Savings Bank, as Trustee, relating to the 8 5/8% Senior
           Subordinated Notes due 2007 (the form of which is included in such Indenture) (incorporated herein by reference to
           Exhibit 4.1 of the Company's Registration Statement on form
           S-1, filed October 17, 1997, SEC File No. 333-38223). .
  4.2      Form of Global Exchange Note (included in Exhibit 4.1)
           (incorporated herein by reference to Exhibit 4.2 of the
           Company's Registration Statement on form S-1, filed October
           17, 1997, SEC File No. 333-38223).
  4.3      Exchange and Registration Rights Agreement dated September
           26, 1997, between the Company, the Subsidiary Guarantors and
           Chase Securities Inc. (incorporated herein by reference to
           Exhibit 4.3 of the Company's Registration Statement on form
           S-1, filed October 17, 1997, SEC File No. 333-38223).
*10.1      Form of Stay Pay and Severance Agreement dated June 6, 1996, by and among the Company and certain Executive Officers of the Company (Michael S. Lipscomb, Yoichi Fujiki, Frances S.
           St. Clair, Paul R. Keen and David Chrencik) (incorporated
           herein by reference to Exhibit 10.1 of the Company's
           Registration Statement on form S-1, filed October 17, 1997,
           SEC File No. 333-38223).
*10.2      Employment Agreement dated February 13, 1989 between the
           Company and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on
           form S-1, filed October 17, 1997, SEC File No. 333-38223).
*10.3      Employment Agreement dated October 15, 1986 between the
           Company and Michael S. Lipscomb (incorporated herein by
           reference to Exhibit 10.3 of the Company's Registration
           Statement on form S-1, filed October 17, 1997, SEC File No.
           333-38223).
*10.4      Argo-Tech Corporation Trust Agreement dated October 28, 1994 between the Company and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated
           herein by reference to Exhibit 10.4 of the Company's
           Registration Statement on form S-1, filed October 17, 1997,
           SEC File No. 333-38223).
*10.5      Argo-Tech Corporation Salaried Pension Plan, dated November
           1, 1995 (incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on form S-1, filed
           October 17, 1997, SEC File No. 333- 38223).
*10.6      First Amendment to Argo-Tech Corporation Salaried Pension
           Plan (incorporated herein by reference to Exhibit 10.6 of
           the Company's Registration Statement on form S-1, filed
           October 17, 1997, SEC File No. 333-38223).
*10.7      Argo-Tech Corporation Employee Stock Ownership Plan and
           Trust Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of the Company's Registration
           Statement on form S-1, filed October 17, 1997, SEC File No.
           333-38223).
*10.8      First Amendment to the Argo-Tech Corporation Employee Stock
           Ownership Plan and Trust Agreement, dated October 26, 1994
           (incorporated herein by reference to Exhibit 10.8 of the
           Company's Registration Statement on form S-1, filed October
           17, 1997, SEC File No. 333-38223).
*10.9      Second Amendment to the Argo-Tech Corporation Employee Stock
           Ownership Plan and Trust Agreement, dated May 9, 1996
           (incorporated herein by reference to Exhibit 10.9 of the
           Company's Registration Statement on form S-1, filed October
           17, 1997, SEC File No. 333-38223).

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
*10.10     Third Amendment to the Argo-Tech Corporation Employee Stock
           Ownership Plan and Trust Agreement, dated July 18, 1997
           (incorporated herein by reference to Exhibit 10.10 of the
           Company's Registration Statement on form S-1, filed October
           17, 1997, SEC File No. 333-38223).
*10.11     Argo-Tech Corporation Employee Stock Ownership Plan Excess
           Benefit Plan, dated May 17, 1994 (incorporated herein by
           reference to Exhibit 10.11 of the Company's Registration
           Statement on form S-1, filed October 17, 1997, SEC File No.
           333-38223).
 10.12     AT Holdings Corporation 1994 Stockholders' Agreement, dated
           May 17, 1994 (incorporated herein by reference to Exhibit
           10.12 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
 10.13     First Amendment to AT Holdings Corporation 1994
           Stockholders' Agreement, dated May 1, 1997 (incorporated
           herein by reference to Exhibit 10.13 of the Company's
           Registration Statement on form S-1, filed October 17, 1997,
           SEC File No. 333-38223).
 10.14     Second Amendment to AT Holdings Corporation 1994
           Stockholders' Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.14 of the Company's
           Registration Statement on form S-1, filed October 17, 1997,
           SEC File No. 333-38223).
 10.15     AT Holdings Corporation Supplemental Stockholders Agreement,
           dated May 17, 1994 (incorporated herein by reference to
           Exhibit 10.15 of the Company's Registration Statement on
           form S-1, filed October 17, 1997, SEC File No. 333-38223).
 10.16     First Amendment to AT Holdings Corporation Supplemental
           Stockholders Agreement, dated July 18, 1997 (incorporated
           herein by reference to Exhibit 10.16 of the Company's
           Registration Statement on form S-1, filed October 17, 1997,
           SEC File No. 333-38223).
 10.17     Amendment, Termination and Release under Vestar/AT Holdings
           Corporation Stockholders' Agreement, dated May 17, 1994
           (incorporated herein by reference to Exhibit 10.17 of the
           Company's Registration Statement on form S-1, filed October
           17, 1997, SEC File No. 333-38223).
 10.18     Consulting Agreement between the Company and Vestar Capital
           Partners dated May 17, 1994 (incorporated herein by
           reference to Exhibit 10.18 of the Company's Registration
           Statement on form S-1, filed October 17, 1997, SEC File No.
           333-38223).
*10.19     Form of Management Incentive Compensation Plan for key
           employees of the Company (incorporated herein by reference to Exhibit 10.19 of the Company's Registration Statement on
           form S-1, filed October 17, 1997, SEC File No. 333-38223).
*10.20     1991 Management Incentive Stock Option Plan, as amended,
           dated May
           16, 1994 (incorporated herein by reference to Exhibit 10.20 of the Company's Registration Statement on form S-1, filed
           October 17, 1997, SEC File No. 333-38223).
*10.21     Form of Stock Option Agreement in connection with the
           Management Incentive Stock Option Plan, as amended, between the Company and all members of the Company's Executive Staff
           (incorporated herein by reference to Exhibit 10.21 of the
           Company's Registration Statement on form S-1, filed October
           17, 1997, SEC File No. 333-38223).
*10.22     1991 Performance Stock Option Plan, as amended, dated May
           16, 1997 (incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on form S-1, filed
           October 17, 1997, SEC File No. 333-38223).
*10.23     Form of Stock Option Agreement in connection with the 1991
           Performance Stock Option Plan, as amended, between the
           Company and certain key employees (incorporated herein by
           reference to Exhibit 10.23 of the Company's Registration
           Statement on form S-1, filed October 17, 1997, SEC File No.
           333-38223).

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 10.24     Credit Facility, dated July 18, 1997, as amended and
           restated on September 26, 1997, between the Company and
           Chase Manhattan Bank (incorporated herein by reference to
           Exhibit 10.24 of the Company's Registration Statement on
           form S-1, filed October 17, 1997, SEC File No. 333-38223).
 10.25     Distributorship Agreement, dated December 24, 1990, between the Company, Yamada Corporation and Vestar Capital Partners,
           Inc. (incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement on form S-1, filed
           October 17, 1997, SEC File No. 333-38223).
 10.26     Japan Distributorship Agreement, dated December 24, 1990,
           between the Company, Aerotech World Trade Corporation,
           Yamada Corporation, Yamada International Corporation and
           Vestar Capital Partners, Inc. (incorporated herein by
           reference to Exhibit 10.26 of the Company's Registration
           Statement on form S-1, filed October 17, 1997, SEC File No.
           333-38223).
 10.27     Stock Purchase Agreement, dated August 1, 1997, between the
           Company, J.C. Carter Company, Inc., Robert L. Veloz,
           Individually and as Trustee, Marlene J. Veloz, Individually
           and as Trustee, Edith T. Derbyshire, Individually and as
           Trustee, Harry S. Derbyshire, Individually and as Trustee,
           Michael Veloz, Katherine Canfield and Maureen Partch, as
           Trustee (incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement on form S-1, filed
           October 17, 1997, SEC File No. 333-38223).
*10.28     Prism Prototype Retirement Plan & Trust & 401(k) Profit
           Sharing Plan Adoption Agreement, dated November 1, 1994
           (incorporated herein by reference to Exhibit 10.28 of the
           Company's Registration Statement on form S-1, filed October
           17, 1997, SEC File No. 333-38223).
*10.29     Prism Prototype Retirement Plan and Trust (incorporated
           herein by reference to Exhibit 10.29 of the Company's
           Registration Statement on form S-1, filed October 17, 1997,
           SEC File No. 333-38223).
 10.30     Agreement of Purchase and Sale between Agnem Holdings, Inc.
           and TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of the Company's Registration
           Statement on form S-1, filed October 17, 1997, SEC File No.
           333-38223).
*10.31     1997 Stock Appreciation Rights Plan.
 12        Statement regarding computation of ratios.
 21        List of Subsidiaries (incorporated herein by reference to
           Exhibit 21 of the Company's Registration Statement on form
           S-1, filed October 17, 1997, SEC File No. 333-38223).
 24        Power of Attorney.
 27        Financial Data Schedule

---------------

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.